Form 10QSB
period 1996-06-30
JAKES PIZZA INTERNATIONAL INC
filed 1996-09-18
CIK 904148

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from  ___________  to  ___________


                     Commission file number 0-21996

                    JAKE'S PIZZA INTERNATIONAL, INC.
                 (Exact name of small business issuer as
                        specified in its charter)

           Delaware                              36-3882273
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)

               16 Official Road, Addison, Illinois  60601
                (Address of principal executive offices)

                             (708) 543-0022
                       (Issuer's telephone number)

  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes   X    No

                  APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 1,176,540 shares of common stock, $.01 par, as of August 15, 1996.

Transitional Small Business Disclosure Format (check  one):  Yes   No   X

                          JAKE'S PIZZA INTERNATIONAL, INC.
                        Consolidated Statements of Operations

                                    Three Months Ended        Nine Months Ended
                                         June 30,                 June 30,
                                     1996         1995       1996          1995
Revenues:
Distribution sales. . . . . . . . $ 596,194 $  734,257  $ 1,976,427 $ 2,298,673
Franchise royalties . . . . . . .    70,889     94,801      211,717     291,849
Advertising royalties . . . . . .    25,172     32,202       71,571     103,092
Franchise fees. . . . . . . . . .    88,000     25,000      170,500     101,000
Rebate income . . . . . . . . . .     5,057        ---        5,057         ---
Store sales . . . . . . . . . . .    42,666    141,635      118,428     443,527
Other . . . . . . . . . . . . . .       ---        ---         ---           25

Total Revenues. . . . . . . . . .   827,978  1,027,895    2,553,700   3,238,166

Cost of Sales:
Cost of distribution sales. . . .   545,534    632,027    1,682,286   1,924,468
Cost of store sales . . . . . . .    53,626     99,758      120,668     310,940

Total cost of sales . . . . . . .   599,160    731,785    1,802,954   2,235,408

Gross Profit and Service Revenues   228,818    296,110      750,746   1,002,758

Operating and Administrative Expenses:
Store operations. . . . . . . . .    37,036     65,004       89,972     192,602
Distribution and franchise
     operations . . . . . . . . .    23,701     24,606       69,426      67,342
Selling, general and
     administrative expenses. . .   490,787    343,304    1,263,865   1,161,477

Total operating and administrative
   expenses . .                     551,524    432,914    1,423,263   1,421,421

Loss from operations. . . . . . .  (322,706)  (136,804)    (672,517)   (418,663)

Other Income (Expense):
Interest income . . . . . . . . .     2,464      4,317       12,715      19,244
Interest expense -
   Related Party. . . . . . . . .    (2,720)    (2,720)      (8,160)     (8,160)
   Other. . . . . . . . . . . . .   (10,349)   (17,662)     (57,392)    (53,647)
Minority interest . . . . . . . .    31,299        ---       31,299         ---
Miscellaneous . . . . . . . . . .  (220,798)   (22,466)    (314,357)    (49,298)

Total other income (expense). . .  (200,104)   (38,531)    (335,895)    (91,861)

Net Loss. . . . . . . . . . . . . $(522,810)$ (175,335) $(1,008,412)$  (510,521)

Net Loss Per Share. . . . . . . .    $ (.44)    $ (.16)      $ (.88)     $ (.46)

Weighted Average Number of
   Outstanding Shares .           1,176,540  1,121,540    1,145,984   1,103,207

                          See Notes to Consolidated Financial Statements

                          JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                           Consolidated Statements of Financial Position

                                                            As of
                                                    June 30,    September 30,
                                                      1996            1995
Assets
Current Assets:
Cash. . . . . . . . . . . . . . . . . . . . . . . . $   32,274  $   497,436
Accounts receivable, net of allowances for doubtful
   accounts of $54,450 and $75,000, respectively. .    353,938      552,827
Inventories . . . . . . . . . . . . . . . . . . . .     43,135      145,389
Notes receivable. . . . . . . . . . . . . . . . . .     98,223       59,720
Other current assets. . . . . . . . . . . . . . . .     47,907        9,385
   Total current assets . . . . . . . . . . . . . .    575,477    1,264,757

Property and Equipment (at cost):
   Land . . . . . . . . . . . . . . . . . . . . . .    160,000      160,000
   Buildings and improvements . . . . . . . . . . .    873,550      967,215
   Equipment. . . . . . . . . . . . . . . . . . . .    394,593      462,091
   Furniture and fixtures . . . . . . . . . . . . .     67,747       67,182

   At Cost. . . . . . . . . . . . . . . . . . . . .  1,495,890    1,656,488

   Less: accumulated depreciation . . . . . . . . .    284,703      259,926
   Net property and equipment . . . . . . . . . . .  1,211,187    1,396,562

Other Assets:
Deferred contract costs, net of accumulated
   amortization of $320,312 and $224,219, respectively 704,688      800,781
Intangible assets, net of accumulated
   amortization of $27,500 and $12,500, respectively    52,500       67,500
Security deposits . . . . . . . . . . . . . . . . .     64,644       62,133
Notes receivable, net of allowance for uncollectible
   notes of $38,241 at June 30, 1996. . . . . . . .    219,857      490,258
   Total other assets . . . . . . . . . . . . . . .  1,041,689    1,420,672

   Total assets . . . . . . . . . . . . . . . . . .$ 2,828,353  $ 4,081,991

Liabilities And Shareholders' Equity
Current Liabilities:
Bank line-of-credit . . . . . . . . . . . . . . . .$      ---   $   193,943
Notes Payable -
   Related party. . . . . . . . . . . . . . . . . .    132,000       16,000
   Other. . . . . . . . . . . . . . . . . . . . . .     46,496       46,274
Contractual obligation, current portion . . . . . .    275,000      275,000
Capital lease obligation, current portion . . . . .      5,189        4,722
Accounts payable. . . . . . . . . . . . . . . . . .    401,931      432,446
Franchise deposits. . . . . . . . . . . . . . . . .     30,000      139,500
Accrued professional fees . . . . . . . . . . . . .    153,268       88,399
Accrued, other. . . . . . . . . . . . . . . . . . .     47,233       51,595
   Total current liabilities. . . . . . . . . . . .  1,091,117    1,247,879

Long-term debt:
   Related party. . . . . . . . . . . . . . . . . .       ---       116,000
   Other. . . . . . . . . . . . . . . . . . . . . .    619,875      652,795
Contractual obligation, net of current portion. . .    275,000      275,000
Capital lease obligation, net of current portion. .      4,394        8,346
Lease deposits. . . . . . . . . . . . . . . . . . .     32,621       28,070
   Total long-term debt and other
      long term obligations . . . . . . . . . . . .    931,890    1,080,211

Minority interest . . . . . . . . . . . . . . . . .     59,857          ---

Stockholders' Equity:
Common stock, $.01 par value, authorized 9,000,000
   shares, issued and outstanding 1,176,540 and
   1,121,540 shares, respectively . . . . . . . . .     11,765       11,215
Paid-in capital . . . . . . . . . . . . . . . . . .  2,983,497    2,984,047
Deficit . . . . . . . . . . . . . . . . . . . . . . (2,249,773)  (1,241,361)
   Total stockholders' equity . . . . . . . . . . .    745,489    1,753,901

   Total liabilities and stockholders' equity . . .$ 2,828,353  $ 4,081,991


                        See Notes to the Consolidated Financial Statements

                         JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                               Consolidated Statements of Cash Flows

                                                       Nine Months Ended
                                                            June 30,
                                                      1996         1995
Cash Flows from Operating Activities:
Net Income/(Loss) . . . . . . . . . . . . . . . . .$(1,008,412) $ (510,524)
   Adjustments to reconcile net income to net
   cash provided by (used for) operating activities:
      Provision for losses on accounts
         and notes receivable . . . . . . . . . . .    188,241         ---
      Depreciation and amortization . . . . . . . .    171,682     171,577
      Settlement expense. . . . . . . . . . . . . .    151,581      22,500
      (Gain)/Loss on sale of property and equipment    142,127     (11,865)
      Non-cash franchise fees received. . . . . . .     (5,000)    (58,000)
      Changes in assets and liabilities:
        Accounts receivable, net. . . . . . . . . .     68,382    (232,293)
        Inventories . . . . . . . . . . . . . . . .    127,254    (158,300)
        Other assets. . . . . . . . . . . . . . . .    (38,522)     61,574
        Security deposits . . . . . . . . . . . . .     (2,511)     (8,264)
        Accounts payable. . . . . . . . . . . . . .    (30,515)     96,909
        Franchise and lease deposits. . . . . . . .   (104,949)    101,000
        Accrued professional fees . . . . . . . . .     53,288      (1,589)
        Accrued, other. . . . . . . . . . . . . . .     (4,362)      6,211
Net Cash Used For Operating Activities. . . . . . .   (291,716)   (521,064)

Cash Flows from Investing Activities:
   Purchase of property and equipment . . . . . . .   (104,341)   (350,700)
   Proceeds from sale of property and equipment . .     87,000      78,960
Net Cash Used for Investing Activities. . . . . . .    (17,341)   (271,740)

Cash Flows from Financing Activities:
   Repayment of bank line-of-credit . . . . . . . .   (193,943)        ---
   Repayments of long-term debt . . . . . . . . . .    (32,698)    (30,431)
   Repayments of capital lease obligations. . . . .     (3,485)     (2,774)
   Payments received from Minority Interest holders     40,364         ---
   Payments received on notes receivable. . . . . .     33,657       2,052
Net Cash Used for Financing Activities. . . . . . .   (156,105)    (31,153)

Net Decrease in Cash. . . . . . . . . . . . . . . .   (465,162)   (823,957)

Cash, beginning of period . . . . . . . . . . . . .$   497,436  $1,311,111

Cash, end of period . . . . . . . . . . . . . . . .$    32,274  $  487,154

Supplemental Disclosures. . . . . . . . . . . . . .$    75,231  $   45,750

               SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES

  Notes payable aggregating $80,000 were issued for noncompete agreements in connection with the purchase of two Jake's Pizza restaurants in 1995.
  The Company holds a note receivable in the amount of $50,000 in connection with the sale of property and equipment in 1994.

              See Notes to Consolidated Financial Statements

             JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                      NOTES TO FINANCIAL STATEMENTS


         The interim condensed financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature, except as noted above.

         There are no other notes attached to these interim financial statements since there have been no other material changes which would require additional disclosures from those included in the Company's 1995 audited financial statements filed on Form 10-KSB.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

         In July 1993, the Company completed an initial public offering of 640,000 shares of its common stock. Gross proceeds of the offering were $3,200,000. After deducting underwriting discounts, commissions and expenses of $428,000 and other expenses of the offering of approximately $373,000, the net proceeds to the Company were approximately $2,399,000. The company does not have any remaining funds from the offering and will fund its business and expansion efforts through the continuing operations of the company.

         The Company's management has determined, as addressed in its press release dated June 28, 1996, that it will need additional financing and/or investors to help the Company's liquidity problem and enable the Company to operate in the future. Management is in the process of taking every action to reduce spending, improve its operations and increase its cash position. The Company has reached an informal agreement, with its largest creditors, for relief of payments while the Company strives to improve its position and search for additional financing. This agreement is through October 30, 1996 at which time management will reevaluate the Company's position.

         In an effort to streamline the Company's operations and try to improve its franchisees operations, the Company contracted a local distributor, in early June 1996, who specializes in the pizza and restaurant business, to supply its franchisees. The decision was made to contract an outside local distributor since the company could not compete with the prices or quantity of products of a large volume distributor. Under the contract with the distributor, Jake's Pizza International will receive a rebate on all products sold to Jake's Pizza restaurants. On June 17, 1996 the distributor began deliveries to the franchisees.

         The company will be able to eliminate certain costs associated with the support of the distribution business. The company currently has a contingent contract for the sale of its 14,000 square foot warehouse and office facility, and is in the process of locating office space in a office complex. The sale of the building and the move to an office complex would reduce facility expenses by approximately 50%.

         The Company currently believes that it will need 65 to 70 healthy operating franchised restaurants to bring the Company to a breakeven cash flow. Currently, there are 54 Jake's Pizza restaurants operating nationally. However, a significant portion of the current franchisees are not meeting their obligations for various reasons, including cash flow constraints due to a weak franchise operation.

         The decrease in accounts receivable is primarily due to the increase in the reserve for uncollectible accounts and improved collection efforts. This decrease was partially offset by an increase in the receivable from the joint venture partner of approximately
$51,000. A review of the outstanding accounts receivable balance resulted in an additional $75,000 reserve for uncollectible accounts during the third quarter of fiscal 1996. The total reserve for uncollectible accounts is $54,450 and the Company has written off approximately $171,000 as of June 30, 1996. The Company has turned over $157,000 of accounts and notes receivable from discontinued franchise operations to attorneys for collection. Management will continue to evaluate its outstanding receivable balances and make the necessary provisions for uncollectible accounts as needed.

         The decrease in inventories is due to the discontinuance of the distribution business and a write down of obsolete inventory offset by an increase in equipment inventory seized from two closed franchises who are in debt to the company. The Company plans to sell the equipment to settle part of the debt.

         Capital expenditures were $104,341 for the nine month period ended June 30, 1996 compared to $350,700 for the nine months ended June 30, 1995. Expenditures for the nine months ended June 30, 1996 were equipment purchases and property improvements for two Company-owned stores. Expenditures totaling approximately $231,000 during the nine months ended June 30, 1995 were primarily for the purchase of two Company-owned Jake's Pizza restaurants which were then sold to a new Jake's Pizza franchisee.

         The decrease in total notes receivable is primarily due to the settlement of a lawsuit from a prior franchisee who held two notes receivable payable to the Company. Under the settlement agreement, the franchisees returned the two stores to the Company and the Company wrote off the notes receivable.

         In November 1995, the Company renewed its $300,000 line-of-credit. The line-of-credit called for monthly payments of interest at the rate of 1/2 per cent above the bank's prime rate and which would have matured in November 1996. In March 1996, the Company paid the outstanding balance of $193,943 under the line of credit. Management does not expect to renew the line-of-credit. The Company is current on all its loan obligations.

         The Company is currently obligated under several leases, including three leases for two Company-owned Jake's Pizza restaurants and one for the joint venture store in Placentia, California, as well as leases for space utilized by franchisees of Jake's Pizza restaurants. The terms of the leases range up to six years, with the last lease expiring in 2000. The leases utilized by the franchisees are sub-leased to those franchisees under the same terms as the original lease. The Company is current under all lease obligations.

Results of Operations

         Total revenues decreased $199,917, or 19.4%, to $827,978 for the three months ended June 30, 1996 from $1,027,895 for the three months ended June 31, 1995. For the nine months ended June 30, 1996, total revenues decreased $684,466, or 21.1%, to $2,553,700 from $3,238,166 for the nine months ended June 30, 1995. The decrease in sales for the three months and nine months period is due to less company stores in operation, the closing of the Phoenix, Arizona distribution center in September 1995, reduced prices on product sold to franchisees in order to remain competitive, and the discontinuance of the distribution business on June 17, 1996. The lower royalty revenue in both the three month period and nine month period ending June 30, 1996 is a result of nonaccrual of royalty and advertising fees due to a significant portion of the franchisees unable to meet their current obligations for several reasons, including cash flow constraints due to a weak franchise operation. The company is working with the nonperforming franchisee stores in an effort to improve their operations to enable them to meet their royalty obligations.

         The Company's cost of distribution sales decreased $86,493 or 13.7%, to 91.5% of distribution sales for the three month period ended June 30, 1996 compared to 86.1% of distribution sales for three month period ended June 31, 1995. This increase as a percentage of revenue is primarily due to increased paper costs for the comparable periods and reduced selling prices on certain food products. For the nine month period ended June 30, 1996 and 1995, the cost of distribution sales decreased $242,182 or 12.6%, and as a percentage of distribution sales increased to 85.1% from 83.7%, respectively. This increase as a percentage of revenue is due to increased paper costs and reduced prices on certain food products in an effort to remain competitive.

         The decrease in the cost of Company-owned store sales decreased due to less Company-owned stores in operation. The cost of Company-owned store sales as a percentage of store sales increased primarily due to start up costs associated with the opening of the Placentia, California store in March 1996.

         Operating and administrative expenses increased $118,610 or 27.4%, to $551,524 for the quarter ended June 30, 1996 from $432,914 for the quarter ended June 30, 1995. For the nine months ended June 30, 1996, operating and administrative expenses increased slightly to $1,423,263 from $1,421,421 for the nine months ended June 30, 1995. The increase for the three months ended June 30, 1996 is primarily due to increased reserves for uncollectible notes and accounts receivables of approximately $133,000 and additional advertising costs. These increases were offset in part by lower store operating expenses due to fewer Company-owned Jake's Pizza restaurants compared to the same period in 1995 and reduce overhead spending at the Company's headquarters. The slight increase in operating and administrative expenses for the nine month period ended June 30, 1996 compared to the nine month period ended June 30, 1995 is also due to less Company-owned stores in operation as well as personnel reductions and increased cost controls offset by the increased provision for uncollectible accounts and notes receivable of approximately $188,000.

         Miscellaneous expense for the nine months ended June 30, 1996 is primarily due to the settlement of a lawsuit from a previous franchisee for $151,581 in May 1996 and the loss on the sale two Company-owned stores to franchisees, one in the third quarter of 1996 and one in the first quarter of 1996.

         Decreases in revenues and increases in some of the Company's costs and expenses resulted in a net loss for the quarter ended June 30, 1996 of $522,810 or a loss of $.44 per share compared to a net loss of $175,335 or $.16 per share for the three months ended June 30, 1995. For the nine months ended June 30, 1996, the net loss was $1.008 million, or $.88 per share compared to a net loss of $510,524, or $.46 per share for the nine months ended June 30, 1995.

         As of June 30, 1996, the Company had 54 franchised Jake's Pizza restaurants and one joint venture store which the Company will close and list for sale in late August 1996. The company also opened two Company-owned stores in July 1996. A new franchise is planned to open in Arizona in late August 1996. This compares to 51 franchises and three Company-owned stores at June 30, 1995.

         On January 24, 1996, James J. Banks, the then President, Chief Executive Officer and director resigned effective immediately. Samuel V.P. Banks, the father of James J. Banks and the then Vice-Chairman of the Board of Directors, Secretary, Treasurer and director also resigned as did two other directors. The Company and James J. Banks entered into a Severance, Consulting and Non-Compete Agreement and Release in Full providing for, among other things, termination of the Employment
Agreement with Mr. Banks which would have expired June 30, 1996, payments to Mr. Banks at the rate of his current salary of $50,000 per year through the end of the Employment Agreement and one additional year thereafter, waiver by Mr. Banks of any right to unpaid salary increases scheduled under the Employment Agreement, waiver of certain unreimbursed expenses, a non-compete covenant by Mr. Banks through the period in which payments are made to him, and provision of certain consulting services by Mr. Banks to the Company. Mr. Samuel V.P. Banks continues to own approximately 18% of the outstanding shares of the Company, and the consulting agreement between the Company and Mr. Samuel Banks will continue in effect.

         Following the resignations, John S. "Jake" Flowers, the Chairman of the Board of Directors, assumed the additional positions of President and Chief Executive Officer. Mr. Flowers owns approximately 18% of the Company's outstanding shares. Mr. Flowers had been President of the Company's predecessor until 1993.

                       PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         From time to time, the Company is involved in litigation relating to claims arising out of its normal business operations. The Company is not now engaged in any legal proceedings that are expected to have any material adverse effects on the Company.

Item 2.  Changes in Securities.

          None.

Item 3.  Defaults Upon Senior Securities.

          None.

Item 4.  Submission of Matters to a Vote of Security Holders.

          None.

Item 5.  Other Information.

         The Company has made some management changes since John Flowers assumed the additional role as President and Chief Executive Officer in January of this year. The Company engaged Michael Marczuk in March 1996 to consult the Company with respect to financial and operational issues and evaluate various courses of action. John Veremis was promoted to Vice-President of Franchise Operations from Director of Franchise Operations effective June 1, 1996. Mr. Veremis will replace Robert N. Wallen who resigned. Three Board members have resigned. They are Messrs. Jerome Rich, Theodore Govedarcia and Tod Curtis. The Board is now comprised of John "Jake" Flowers, Robert Leeper, Jack Fischer and Michael Sykes.

         The President, Chief Executive Officer and Chairman of the Board of Directors, with the direction and authorization of the Board of Directors, has recently engaged the law firm of Jenner & Block as special counsel to advise Jake's Pizza International with respect to certain alternatives of financing and reorganization.

Item 6.  Exhibits and Reports on Form 8-K.

          The Company filed a report on Form 8-K on January 24, 1996 regarding the resignations of James J. Banks, its then President, Chief Executive Officer and director, Samuel V.P. Banks, its then Vice-Chairman of the Board of Directors, Secretary, Treasurer and director, and two other directors. After such resignations, John S. "Jake" Flowers, the Chairman of the Board of Directors, assumed the additional positions of President and Chief Executive Officer. The exhibit filed with Form 8-K was the Severance, Consulting, Non-Compete Agreement and Release in Full between Jake's Pizza International, Inc. and James J. Banks.

                                 SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKE'S PIZZA INTERNATIONAL, INC.
(Registrant)


By:     /s/ John S. Flowers                        Date:  August 14, 1996
     John S. Flowers
     President, Chief Executive Officer
     and Chairman of the Board