Form 10KSB
period 1996-09-30
JAKES PIZZA INTERNATIONAL INC
filed 1996-12-30
CIK 904148

U.S. Securities and Exchange Commission
                         Washington, D.C.  20549
                             Form 10-KSB
(Mark One)
     [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION   13  or  15(d)  or  THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

          For the fiscal year ended September 30, 1996

                                   or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _________ to _________.

                     Commission file number 0-21996

                    JAKE'S PIZZA INTERNATIONAL, INC.
            [Name of small business issuer in its charter]

           Delaware                               36-3882273
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification No.)

16 Official Road, Addison, IL                      60101
(Address of principal executive offices)          (Zip Code)

Issuer telephone number, including area code 630-543-0022

Securities registered under Section 12(b) of the Act:

Title of each class           Name of each exchange on which registered

Common Stock, $.01 par value                      NASDAQ

Securities registered under Section 12(g) of the Act:
                                  None
                            (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $2,903,906

     The aggregate market value of the registrant's Common Stock, $.01 par value, held by non-affiliates of the registrant as of December 26, 1996, was $588,270 based on the closing price of $.50 on that date on the National Association of Securities Dealers Automated Quotation System. As of December 26, 1996, 1,176,540 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                 PART I
Item 1.  Description of Business.

General

     Jake's Pizza International, Inc. ("Company") was incorporated in Delaware on April 26, 1993 and is a successor by merger, effective on May 27, 1993, of an Illinois corporation known as "Jake's International, Inc." incorporated on April 25, 1974. As used in this Annual Report, unless the context otherwise requires, the term "Company" includes Jake's Pizza International, Inc., a Delaware corporation, and its predecessor.

     The Company operates and franchises pizza restaurants known as "Jake's Pizza" restaurants which specialize in the sale of pizza, utilizing what the Company believes are distinctive recipes, ingredients and methods of food preparation. Certain Jake's Pizza restaurants may also offer other food selections. Most of the ingredients utilized at Jake's Pizza restaurants are privately-labeled. The majority of the Jake's Pizza restaurants are carry-out and delivery facilities, with limited seating. Certain Jake's Pizza restaurants, however, are full-service, sit-down restaurants, with dining facilities, which also may offer carry-out and delivery services.
     The Company believes an indicator of its potential is that for over 30 years it has competed effectively in the extremely competitive Chicago area market. The first Jake's Pizza restaurant was opened in 1961. The first Jake's Pizza restaurant franchise was opened in 1965. By 1973, there were 15 Jake's Pizza franchise restaurant units operating in the Chicago metropolitan area. In 1988 there were 17 Jake's Pizza franchise restaurants in operation. Since then, the Company successfully implemented a complete restructuring of its franchise program and system. The number of Jake's Pizza restaurants has tripled in those eight years. As of September 30, 1996, there were 54 Jake's Pizza restaurants in operation, of which two were Company-owned and operated and 52 were franchises.

Developments During Fiscal Year 1996

     The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 24, 1996 regarding the resignations of James J. Banks, its then President, Chief Executive Officer and director, Samuel V.P. Banks, its then Vice-Chairman of the Board of Directors, Secretary, Treasurer and director, and two other directors. After such resignations, John S. "Jake" Flowers, the Chairman of the Board of Directors, assumed the additional positions of President and Chief Executive Officer.

     As part of the Severance, Consulting, Non-Compete Agreement and Release in Full Mr. James J. Banks will continue to receive biweekly payments (in accordance with his employment agreement) through June 30, 1997 at the rate of his then current annual salary of $50,000. Any increases, bonuses and stock options have been cancelled under his employment agreement. Additionally, the consulting agreement with Samuel V.P. Banks, a prior officer and director, will continue to be in effect. Samuel V.P. Banks five year consulting agreement continues through June, 1998, and provides initial compensation of $40,000 with annual increases of $2,000.

     During the fiscal year ended September 30, 1996, the Company opened six new franchised Jake's Pizza restaurants. The Company also acquired three existing Jake's Pizza restaurants from franchisees and sold them to new franchisees. The Company sold its one Company-owned and operated Jake's Pizza restaurant to a franchisee during the year. Ten franchised Jake's Pizza restaurants were closed during the year. Additionally, two Company-owned stores were opened. The master franchise agreement in Fort Lauderdale, Florida was terminated. Of the 52 Jake's Pizza restaurants franchised, 41 are located in Illinois (a majority of which are in the Chicago metropolitan area), six are in the Phoenix, Arizona metropolitan area, one is in the Charlotte, North Carolina metropolitan area, one is in the Las Vegas, Nevada metropolitan area, one is in Fort Lauderdale, Florida and another is in Pembroke Pines, Florida, and one is in Merrillville, Indiana. The Company-owned Jake's Pizza restaurants are located in Chicago, Illinois and Elk Grove, Illinois.

     Since September 30, 1996, one Jake's Pizza franchise was closed, one was sold to new ownership who elected not to remain part of the Jake's Pizza chain, and a two franchises transfered ownership. As of December 27, 1996, there were a total of 48 franchised Jake's Pizza restaurants in operation.

     The Company currently has agreements with three additional franchisees which will result in the opening of three Jake's Pizza franchised restaurants in the second quarter of fiscal 1997. Of these, two are in the Chicago metropolitan area and one is in the St. Louis, Missouri metropolitan area.

     The Company offered certain food products, beverages, supplies and promotional materials for sale to the franchisees until June 16, 1996 when it discontinued its distribution business. The Company signed an agreement in late May, 1996 with a local distributor to supply the Company's franchisees with these products beginning June 17, 1996. The franchisees are not, however, required to purchase product from the local distributor. The Company receives a rebate from the local distributor for all products sold to the Company's franchisees.

     On December 27, 1993, the Company reached a series of agreements with Vanna White, a nationally recognized television personality, and her related company. Under the terms of the agreements, Ms. White became the Company's spokesperson and makes appearances on the Company's behalf. Additionally, a wholly-owned subsidiary of the Company entered into a joint-venture agreement with affiliates of Ms. White to open a minimum of eight Jake's Pizza restaurants over the initial four year term of the agreements. The restaurants will be funded 50% by the Company's subsidiary and 50% by affiliates of Ms. White. Profits and losses will be divided equally. The Company opened one joint venture store in March, 1996 and closed the same store six months later.

     As of September 30, 1996, the Company and Ms. White's affiliate have verbally agreed to terminate their joint venture agreement and modify the spokesperson agreement. The tentative terms of the new agreement would require Ms. White to continue to serve as the Company's national spokesperson through December 31, 1997 and Ms. White and her affiliate will receive the remaining 55,000 shares that were to be issued under the old agreement.

     The Company's goal is to develop a national presence in the pizza restaurant market by building on the Company's experience and reputation. During the upcoming fiscal year ending September 30, 1997, the Company anticipates opening approximately twelve to sixteen franchised restaurants. The timing of these planned openings is subject to various factors, including locating satisfactory sites, negotiating leases and franchise agreements.

     Following is a listing of the 48 Jake's Pizza restaurants and the markets they serve as of December 27, 1996:

             Company-Owned

               CHICAGO
          METROPOLITAN AREA

          Elk Grove
          Chicago   (Lincoln Park)

                         Franchised Restaurants

     CHICAGO METROPOLITAN AREA

          Algonquin              Lake Zurich           MERRILLVILLE, IN
            (2 locations)        Libertyville            Merrillville
          Arlington Heights      Lisle
          Bartlett               Mt. Prospect             PHOENIX
          Bensenville            Naperville            METROPOLITAN AREA
          Bolingbrook              (2 locations)         Chandler
          Buffalo Grove          North Aurora            Gilbert
          Carol Stream           Northbrook              Phoenix
          Chicago (Evergreen     Oswego                    (2 locations)
          Park)                  Palatine                Scottsdale
          Crystal Lake           Rolling Meadows         Tempe
          Des Plaines            Schaumburg
          East Dundee              (2 locations)            FLORIDA
          Elgin                  St. Charles             Pembroke Pines
          Evanston               Waukegan
          Glendale Heights       Westchester             CHARLOTTE, NC
          Glenview               Wheaton               METROPOLITAN AREA
          Grayslake              Winfield                Matthews
          Hoffman Estates        Woodstock
                                                           LAS VEGAS
                                 NORMAL, IL            METROPOLITAN AREA
                                 Normal                  Henderson

Business Expansion

     The Company plans to develop, through a combination of franchised restaurants, joint ventures and other business arrangements, Jake's Pizza restaurants throughout the United States, Canada and, possibly, Europe. The Company's revised business plan contemplates developing approximately sixteen franchises in the next nine to twelve months and ten to thirteen franchised franchised restaurants per year. However, the specific rate at which the Company is able to open new restaurants will be determined by its success in locating satisfactory sites and attracting qualified franchisees.

     With existing hubs of operation in Chicago, Illinois and Phoenix, Arizona, the immediate goal of the Company is to garner increased market share by expanding from these two hubs. The Company believes its development plan can best be met by establishing area development through master franchise agreements. These agreements will facilitate the Company's growth in new geographical areas. There is currently a master franchise agreement in place in Charlotte, North Carolina. As new geographic areas are developed, management believes additional franchisees will be attracted to further expand the Company's operations.

     The Company considers the location of a restaurant to be critical to its long-term success and devotes significant efforts to the investigation and evaluation of potential sites. The site selection process involves an evaluation of a variety of factors, including demographics such as target population density and household income levels; specific site characteristics such as visibility, accessibility and traffic volume; proximity to activity centers such as prime urban office or retail shopping districts, suburban shopping areas and office complexes; parking availability; and potential competition in the area. The Company's personnel and prospective franchisee inspect the sight and then the Company approves the site for each franchised restaurant prior to the execution of a lease. The opening of new restaurants is contingent upon, among other things, locating satisfactory sites, negotiating favorable leases, completing construction and securing appropriate government permits and approvals. Once space has been leased and made available to the Company, approximately 45 to 75 days are typically required to complete construction, obtain necessary licenses and approvals and open the new restaurant.

Franchise Operations

     As of September 30, 1996, the Company had 52 franchised Jake's Pizza restaurants located in Illinois, Arizona, Florida, Indiana, and Nevada. Franchises are generally granted on a unit-by-unit basis, rather than by territory. The Company is in continual discussions with existing and prospective franchisees and expects to grant additional franchises to qualified applicants with restaurant-related operating experience and requisite financial resources.

     The Company currently charges a uniform, non-recurring and non-refundable initial franchise fee of $15,000, payable upon execution of a franchise agreement. The Company applies the initial franchise fee to defray its costs of obtaining and screening prospective franchisees, the costs of providing training and supervision, both initially and subsequently, and to increase the working capital funds of the Company.

     The Company may waive or reduce the initial franchise fee if it is fully satisfied that all of the following conditions are met: (1) the Company does not participate in the site selection; (2) the restaurant requires no construction supervision; (3) the Company does not directly participate in the development of the restaurant; (4) the franchisee does not require any pre-opening training or assistance; and (5) the franchisee has had previous experience in a managerial capacity of a Jake's Pizza restaurant and is familiar with the approved operating procedures as set forth by the Company.

     Franchisees located in Illinois must pay to the Company a royalty and service fee of 4% of gross sales payable by the tenth day of each month based on gross sales of the previous month. Four Illinois-based franchisees unrelated to the Company have franchise agreements which do not conform to the Company's standard franchise agreement. Certain nonconforming terms of these franchise agreements include an indefinite duration, lower royalty and service fees and a waiver of the advertising and promotion contribution. Representatives of the Company are attempting to conform the terms of these franchise agreements as they come up for renewal.

     The royalty and service fee has been waived for one Illinois franchise pursuant to an amendment to that franchise agreement. In consideration for such waiver, the franchisee of that franchise, which is a corporate affiliate of Mr. John S. "Jake" Flowers, the Company's President, Chief Executive Officer and Chairman of the Board, has agreed to assist the Company, subject to the Company's oversight and supervision, in providing training to certain franchisees as designated by the Company. Such training will be conducted at no expense to the Company. This arrangement is not available to any other franchisees.

     The royalty and service fee for franchises sold in states other than Illinois may be different than the royalty and service fee for franchises sold in the State of Illinois, however, the Company intends to enter into franchise agreements on substantially similar terms as those terms contained in franchise agreements used in the State of Illinois.

     The Company estimates the total initial investment required for the establishment of a franchised carry-out and delivery Jake's Pizza restaurant to be in the range of $115,300 to $172,500, including the $15,000 initial franchise fee. The Company does not normally directly offer financing to franchisees. During fiscal 1996, the Company did finance a few selected franchisees, however, this was due to some extenuating circumstances. The Company no longer provides financing to any new franchisees. There are no other direct or indirect payments in conjunction with the purchase of the franchise. The Company does not require that franchisees purchase or lease from the Company or its designee any goods, services, supplies, fixtures, equipment, inventory or real estate relating to the establishment or operation of their businesses under the franchise agreement. Each of the Company's current franchisees, however, acquires the goods, services, supplies and other items relating to the establishment and operation of a Jake's Pizza franchise restaurant from the Company's approved distributors, and management anticipates that each franchisee will continue this policy.

     The Company will furnish to franchisees prototype or protostyle plans and specifications for a Jake's Pizza restaurant, reflecting the Company's requirements for dimensions, exterior design, interior design and layout, image, building materials, fixtures, equipment, furniture, signs and decor. The franchisee is responsible for developing the restaurant; however, the Company will provide such consultation in connection with the development of the restaurant as the Company deems appropriate.

     Each franchisee must construct all required improvements necessary to develop a Jake's Pizza restaurant in compliance with the plans and specifications approved by the Company and all applicable ordinances and building codes. Additionally, each franchisee must obtain all necessary construction and business permits and licenses to operate a Jake's Pizza restaurant, as well as establish accounting and inventory controls in conformance with the requirements prescribed by the Company.

     The Company's management believes that the reputation and goodwill of Jake's Pizza restaurants is based upon, and can be maintained only by, the sale of distinctive, high quality products and services.
Therefore, a Jake's Pizza restaurant must use only such products, materials and supplies of any kind, including, but not limited to, ingredients for the preparation of food products and beverages, plates, cups, utensils, uniforms, menus, forms, packaging materials and labels, and will offer for sale at the restaurant only such food products and beverages that conform to the Company's specifications and quality standards and/or are purchased from suppliers approved by the Company. The Company may from time to time modify the list of approved brands and/or suppliers, and a franchisee may not, after receipt in writing of such modification, reorder any brand or reorder from any supplier which is no longer approved. The Company has an approved distributor in the Phoenix, Arizona area, and has arranged with its suppliers to make the same goods available to the approved distributor that are available to the Company.

     A Jake's Pizza franchise is granted for a specific location which must be acceptable to the Company. Although in some instances the Company may locate an acceptable site for franchisees, the Company is not obligated to do so. The Company's personnel will inspect and approve the proposed site of each Jake's Pizza restaurant prior to the execution of a lease by a franchisee. The Company's franchise agreement does not grant a franchisee any territorial rights. The franchise is granted for the location and premises specified in the franchise agreement and the relocation of the restaurant is subject to the prior written approval of the Company. The granting of additional franchises for Jake's Pizza restaurants and the location of those franchises is at the Company's sole discretion. Certain states' franchise laws presently, or may in the future, impose restrictions on the Company's ability to grant additional franchises within a certain distance from an existing franchise.

     Prior to the opening of the restaurant, the Company will furnish, and the franchisee and proposed manager of the restaurant must attend, an initial training program on the operation of a Jake's Pizza restaurant. The training program consists of consultations at the Company's headquarters and on-the-job training at an operating Jake's Pizza restaurant. The training program is generally conducted two to four weeks prior to the scheduled opening of the restaurant and lasts approximately two weeks. The Company advises franchisees from time to time of operating problems which the Company discovers during the Company's periodic inspections of the franchises.

Purchasing

     The Company offered certain food products, beverages, supplies and promotional materials for sale to the franchisees until June 16, 1996 when it discontinued its distribution business. The Company signed an agreement in late May, 1996 with a local distributor to supply the Company's franchisees with these products beginning June 17, 1996. The Company receives a rebate from the local distributor for all products sold to the Company's franchisees.

     The Company still negotiates directly with suppliers for all food ingredients unique to the Company's which are utilized in the restaurants in order to ensure uniform quality and adequate supplies to comply with Company quality standards and to obtain prices more competitive than those available to individual restaurants. These products are stored with the distributor located in Carol Stream,
Illinois and are sold to franchisees on an as-needed basis. The products are also made available to the Company's approved distributors in other geographical locations. Certain of the ingredients used in the preparation of a Jake's pizza are manufactured for and supplied to the Company by certain suppliers, although no exclusive supply arrangements have been entered into by the Company. The Company believes that should relations with these various suppliers be terminated, the Company will be able to enter into arrangements with similar companies to provide the necessary ingredients used in the preparation of a Jake's pizza without impacting operations. In addition, franchisees are free to obtain food ingredients and beverage products from any source whose products meet the Company's specifications.

Advertising and Promotion

     The Company has established and administers an advertising fund for those advertising and marketing programs as the Company, in its sole discretion, deems appropriate. Franchisees must contribute to the Company's advertising fund non-refundable amounts of 2% of sales payable by the tenth day of each month based on gross sales of the previous month.

     The Company relies principally on local print and direct mail advertising to attract its target market. Additionally, the Company prepares the advertising materials and also produces menus and promotional programs for both franchised and Company-owned restaurants.

     The Company has currently suspended, for a period of six months, the monthly advertising fee that most of the franchisees are to contribute to the advertising fund. This suspension of advertising payments is expected to end in February, 1997 at which time management will reevaluate the suspension of advertising fees. At the present time, management believes that franchisees are currently in a better position to use these advertising funds locally to promote and grow their businesses. The management of the Company, however, still monitors the types and frequency of the franchisees advertising. The suspension of advertising fees does not impact the cash flows of the Company's operations since any amounts collected for the advertising fund would be used only to finance additional advertising.

     In December 1993, the Company entered into a series of agreements with entertainer Vanna White and her affiliates. Included in these agreements is a spokesperson agreement. Under the terms of this agreement, Ms. White will be a national spokesperson for the Company, and will make personal appearances at such events as conventions, national and regional meetings and other events as mutually agreed upon. As of September 30, 1996, the Company and Ms. White's affiliate have verbally agreed to modify the spokesperson agreement whereby Ms. White will continue to serve as the Company's national spokesperson through December 31, 1997. Under the tentative terms of the new agreement Ms. White and her affiliate will receive the remaining 55,000 shares that were to be issued under the old agreement.

Competition

     The Jake's Pizza restaurants face intense competition for both potential locations and customers from numerous existing and potential future restaurants in their respective areas. Many competitors have similar or more diverse menus, and many have substantially greater financial resources, personnel, operating experience and, in some instances, better facilities than those of the Jake's Pizza restaurants. These restaurants include, among many others, Pizza Hut, Little Caesars International and Domino's.

Trademarks

     The Company has obtained 11 trademark registrations with the State of Illinois for seven different trademarks. The Company has obtained three registrations on the Principal Register of the United States Patent and Trademark Office for marks which are licensed to the franchisees pursuant to the franchise agreements. The Company has applied on the Principal Register of certain of the other marks.

Government Regulation

     Jake's Pizza restaurants are subject to the jurisdiction of a variety of regulatory authorities, including, without limitation, federal, state, county and city agencies administering laws and regulations relating to health, labor, taxation and the sale of alcoholic beverages. There can be no assurance that the licenses and permits for the operation of the Jake's Pizza restaurants can be obtained or maintained. The Jake's Pizza restaurants are also subject to periodic inspection by their respective municipal Departments of Health.

     The Company is required to file its franchise offering document in certain states in which it presently offers or intends to offer franchises to prospective franchisees. The Company will be required to update its franchise offering disclosure document to reflect the occurrence of material events. The occurrence of any such events may from time to time require the Company to stop offering and selling franchises until the document is so updated. There can be no assurance that the Company will be able to update its disclosure document or become registered in certain states consistent with its expansion plans, that it will not be required to stop offering and selling franchises or that the Company will be able to comply with existing or future franchise regulations in any particular state, any of which could have an adverse effect on the Company. The Company will, however, make every effort to timely update its documents to minimize any potential stoppage of offering or selling franchises.

     The Company is also subject to a number of state laws that regulate certain substantive aspects of the franchisor-franchisee relationship, such as termination, cancellation or non-renewal of a franchise (e.g., requirements that "good cause" exist as a basis for such termination and that a franchisee be given advance notice of and a right to cure a default prior to termination) and may require the franchisor to deal with its franchisees in good faith and prohibit interference with the right of free association among franchisees. Franchise relationships are also subject to the Federal Trade Commission regulations relating to disclosure requirements in the offer and sale of franchises. Legislation has been introduced in Congress which, if enacted into law, would require national registration of franchise offerings. This will increase the cost of franchise operations and will affect the franchisor-franchisee relationship.

     The Company is also subject to federal and a substantial number of state laws regulating the offer and sale of franchises. Such laws impose registration and disclosure requirements on franchisors in the offer and sale of franchises. These laws often also apply substantive standards to the relationship between franchisor and franchisee and limit the ability of a franchisor to terminate or refuse to renew a franchise.

Employees

     As of September 30, 1996, the Company had 21 employees, of which one was an executive, three were corporate personnel and three were field personnel or restaurant managers. The remaining employees are restaurant personnel, many of whom are part-time. None of these employees is covered by a collective bargaining agreement. The Company believes that its labor relations are adequate. In addition, there are approximately 1,200 individuals employed within the Jake's Pizza franchise system. Each franchisee, and not the Company is responsible for the payment of salaries and benefits to those individuals employed by the franchisee.

Item 2.  Description of Property.

     Prior to its initial public offering, the Company leased its principal corporate offices from an Illinois land trust controlled by Messrs. John S. "Jake" Flowers and James J. Banks. Concurrent with the closing of the Company's initial public offering on July 1, 1993, the Company purchased its corporate headquarters for approximately $900,000, which was equal to its then current appraised value, and terminated the lease. The corporate headquarters is located at 16 Official Road, Addison, Illinois, and is a 14,000 square foot building consisting of 3,600 square feet of office space and 10,400 square feet of warehouse space. At the time of its acquisition by the Company, the property was encumbered by three liens, one of which is a trust deed and the other two are mortgages. One lien secures payment of a promissory note in the original amount of $677,600, which was obtained from an unaffiliated lender, which bears interest at a rate of 8% per annum and matures on January 1, 2000. The Company is responsible for making monthly payments of principal and interest equal to $5,667.72. The property is also encumbered by a second mortgage securing payment of a promissory note held by Mrs. Dorothy A. Banks, the wife of Samuel V.P. Banks and the mother of James J. Banks. This note is in the amount of $116,000, bears interest at a rate of 8% per annum, requires quarterly payments representing partial payments of interest only of $2,320, with a final payment of all accrued and unpaid interest and all unpaid principal on December 28, 1997. The property was also security for a mortgage held by Messrs. Flowers and James J. Banks. This mortgage secured payment of a promissory note which was in the amount of $106,400, bore interest at the rate of 7% per annum, required monthly payments of interest only of approximately $620 and matured on January 2, 1994. The Company paid that obligation and is current on the other obligations secured by the Company's headquarters building. It is estimated that real estate taxes for 1996 for the building will be approximately $19,000. The property and casualty insurance for the property is approximately $3,700. The building was completed in December 1992 and, therefore, the maintenance to date has been low.

     As  of December 27, 1996,  the Company has  a signed offer for the cash sale of its current office and warehouse facility in Addison, Illinois. The Company sold the building for $775,000. Any excess proceeds from the sale of the building, after paying the mortgages, will be used to relocate to new leased office space. The Company has signed a one year lease for a 2,480 square foot office, with monthly lease payments of approximately $2,790, located at 5999 New Wilke Road, Suite 205-206 Rolling Meadows, Illinois, 60008. The closing date for the sale of the building is tentatively scheduled for January 3, 1997. The Company plans to begin operating out of its new offices by January 4, 1997.

     All Company-owned restaurants are located in leased spaces. The leases for Company-owned restaurants typically have initial terms of five years with certain renewal options and provide for a base rent plus real estate taxes, insurance and other expenses, plus additional percentage rents based on revenues of the restaurants. The Company entered into a total of 17 leases for real estate; 14 of the leases are accompanied by subleases to franchisees, two are for Company-owned restaurants, and one is for the closed Placentia, California operation. The Company is in the process of negotiating out of the Placentia, California lease. The restaurant leases sub-leased to the franchisees are under the same terms as the original lease. Should a franchisee default on its payment obligation to the Company, the Company would be responsible for the lease obligation. The remaining terms of these leases range up to five years, with the last lease expiring in 2000.


Item 3.  Legal Proceedings.

     As of December 23, 1996, the Company is not involved in any material litigation or proceeding, other than that described herein, and is not aware of any such proceedings threatened against it.


Item 4.  Submission of Matters to a Vote of Security Holders.

     The Company's annual meeting of its stockholders was held on April 30, 1996. There were two proposals to be voted upon. The first was the election of directors for the year, and the second was the approval of Arthur Andersen LLP as the Company's auditors.

     There were 726,680 shares represented at the meeting representing 62% of the outstanding shares of the Company. Approximately 98% of the shares represented voted to elect the Company's slate of directors, and approve Arthur Andersen LLP as the Company's auditors.

                                 PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

     The Company's Common Stock, $.01 par value, is listed on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol "JAKE". The table sets forth the range of high and low sales prices on the NASDAQ for the year ended September 30, 1996:
                                             Common Stock
                                                 Price
                                             High      Low
Fiscal Year Ended September 30, 1996

First Quarter                                2 1/2     1 1/2
Second Quarter                               2 1/2     1
Third Quarter                                2 1/4     5/8
Fourth Quarter                               2 1/4     1/2

Number of Stockholders

     As of September 30, 1996, there were approximately 400 beneficial owners of record of the Company's Common Stock.

Dividends

     The Company has not paid any cash dividends on its Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Company's policy is to retain earnings to finance the development and growth of the Company. The Board of Directors may reconsider this policy from time to time in light of conditions then existing, including the Company's earnings performance, financial condition and capital requirements.

Common Stock

     The Company is authorized to issue 9,000,000 shares of Common Stock, par value $0.01 per share, of which 1,176,540 shares are issued and outstanding. The outstanding shares are fully paid and nonassessable. Each common stockholder of record is entitled to one vote per share on all matters voted upon by the Company's stockholders. Common stockholders have no preemptive, redemption or cumulative voting rights. In the event of liquidation, the common stockholders are entitled to share ratably in any assets of the Company remaining after payment in full of creditors and preferred stockholders to the extent of any liquidation preference. Although the Company does not currently anticipate paying dividends in the foreseeable future, holders of shares of Common Stock will be entitled to share ratably in dividends, if any, declared on the Common Stock by the Board of Directors of the Company out of funds legally available for such purpose.

Preferred Stock

     The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.01 per share. The Board of Directors is authorized to issue Preferred Stock in one or more series and to fix the number of shares included in such series, and the designations, relative powers, preferences, rights, qualifications, limitations or rights and terms of redemptions, liquidation preferences and other terms. Issuance of such Preferred Stock could adversely affect the voting and other rights of the holders of Common Stock and could, in certain circumstances, be viewed as an anti-takeover measure. There is no Preferred Stock currently outstanding.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

                                            Selected Financial Data

                                1996        1995       1994       1993       1992
Income statement data:

REVENUES:
Distribution sales          $ 1,993,497 $3,086,018 $2,593,032 $2,364,464 $2,173,035
Franchise royalties             351,410    385,223    346,474    326,687    219,377
Advertising royalties           102,767    135,400    144,960    110,411     46,472
Franchise fees                  215,500    161,000    105,000     68,500    184,500
Rebate income                    40,172
Store sales                     200,560    532,083    825,515    106,782          0
Other                                           25      2,796         67      6,779

            Total           $ 2,903,906 $4,299,749 $4,017,777 $2,976,911 $2,630,163

COSTS AND EXPENSES:
Costs of distribution sales $ 1,717,333 $2,593,627 $2,190,546 $1,950,485 $1,829,048
Costs of store sales            202,360    382,928    625,160     72,664
Store operations                139,287    234,840    202,464     17,960
Distribution and franchise
    operations                   75,976     89,153     94,413     64,961     59,611
Selling, general and
    administrative            1,623,205  1,553,894  1,664,397    843,352    650,527
Loss on impairment of assets    696,085

            Total           $ 4,454,246 $4,854,442 $4,776,980 $2,949,422 $2,539,186

OPERATING INCOME (LOSS)     $(1,550,340)$ (554,693)$ (759,203)$   27,489 $   90,977

NET INCOME (LOSS)           $(1,953,136)$ (743,017)$ (567,221)$    9,125 $   56,340

Earnings (loss) per share        ($1.69)    ($0.70)    ($0.54)     $0.02      $0.15

Weighted average shares
     outstanding              1,153,623  1,066,540  1,058,072    532,931    371,540

Earnings (loss) per share -
   assuming full dilution        ($1.59)    ($0.60)    ($0.48)     $0.02      $0.15

Weighted average shares
     outstanding - assuming
     full dilution            1,231,540  1,231,540  1,181,822    532,931    371,540

Balance Sheet Data:

Working Capital             $  (325,188)$   16,878 $  935,579 $2,132,969 $   83,652
Total assets                  1,944,703  4,081,991  4,552,331  4,023,487    493,431
Total liabilities             1,498,292  2,328,090  2,330,413  1,489,951    368,020
Long-term obligations           749,184  1,080,211  1,316,378    968,042     67,453
Shareholders' equity            350,765  1,753,901  2,221,918  2,533,536    125,411

Fiscal Year 1996 Compared to Fiscal Year 1995

     Total revenues for the fiscal year ending September 30, 1996 decreased $1.4 million or 32.5% from the prior year. The decrease in revenues was primarily attributable to the discontinuance of the distribution business on June 16, 1996 (Note 12) as part of the reorganization of the Company. Distribution sales, which primarily consisted of ingredients for the preparation of food products and supplies necessary to operate a Jake's Pizza restaurant, also decreased due to price reductions in certain products to remain competitive with much higher volume distributors. The Company currently has an agreement with a local distributor to provide these products to the franchisees (Note 1). The Company receives a rebate on the sales to the franchisees from the distributor which is reflected as rebate income in the Consolidated Statements of Operations

     Revenues also decreased due to lower store sales, $200,560 in fiscal 1996 versus $532,083 in fiscal 1995, from fewer Company-owned restaurants operating during fiscal 1996 compared to the prior year. The Company only operated one restaurant until May 31, 1996, until it was sold to a new franchisee, and began operating two Company-owned restaurants in late July, 1996.

     Service revenues were also lower in fiscal 1996. The decrease in royalty revenues was due to fewer operating franchises in fiscal 1996 compared to fiscal 1995. Royalty revenue is also affected, to a lesser extent, by the timing of the opening and closing of franchises during the year. Additionally, franchise and advertising royalties were also negatively impacted due to a significant number of franchises which are unable to meet their current obligations due to cash flow constraints from a weak operation. The decrease in royalties were offset in part by the increase in franchise fees which was primarily due to the recognition of two master franchise agreements in Florida and North Carolina. The Florida agreement was subsequently terminated.

     Management has suspended, for a period of six months, the current monthly advertising fee that most of the franchisees are to contribute to an advertising fund beginning with September, 1996 advertising fee (Note 12). The suspension of advertising fees does not impact the cash flows of the Company's operations since any amounts collected for the advertising fund would be used only to finance additional advertising.

     The Company's total cost of sales decreased 35.5% or $(1.06) million, to $1.92 million in fiscal 1996 compared to $2.98 million in fiscal 1995. This decrease was also primarily attributable to the discontinued distribution business in June, 1996. The cost of distribution sales as a percentage of distribution sales increased to 86.1% in fiscal 1996 compared to 84.0% in fiscal 1995. The increase, as a percentage of distribution sales, reflected the rising prices for cheese, pork and paper products while the Company tried to remain
competitive   in  its  distribution  business  with  the  higher  volume distributors.

      Operating and administrative expenses, before the loss on impairment of assets, decreased slightly but increased as a percentage of total revenues to 63.3% in fiscal 1996 compared to 43.7% in fiscal 1995. This increase as a percentage of revenue is primarily due to a charge for uncollectible accounts and notes receivable of approximately $262,000 in fiscal 1996 and to a lesser extent increases in professional and legal fees related to the reorganization of the Company and the related severance, consulting and non-compete agreement with the Company's prior President, James J. Banks. These increased expenses were offset by payroll reductions in management and in the distribution business as well as the elimination of additional expenses associated with the support of the distribution business.

     The loss on impairment of assets in fiscal 1996 reflects the verbal agreement by the Company, Ms. Vanna White and her affiliate to terminate their joint venture agreement and modify the spokesperson agreement, as more fully explained in Note 3, Deferred Contract Costs and Contractual Obligations, in the Notes to the Consolidated Financial Statements.

     The increase in other income and expense in fiscal 1996 is primarily due to the settlement of a lawsuit with a former franchisee in Arizona, the loss on the sale of two Company-owned stores to franchisees, one of which is a director of the Company's current Board of Directors, and the loss on the sale of the current office/warehouse (Note 12).

     The net loss for fiscal 1996 was $1,953,136, or a loss of $1.69 per share compared to a loss a year earlier of $743,017, or a loss of $.70 per share. This loss for fiscal 1996 reflects charges to income of $696,085 for the loss on impairment of assets, $261,621 in uncollectible accounts and notes receivable reserves, $207,452 for losses on the sale of assets and $131,992 for settlement expenses. These charges to income are primarily one time charges relating to the reorganization and downsizing of the Company. Management believes that it has positioned the Company with plans that will grow the Company while significantly reducing the losses of the Company.

Fiscal Year 1995 Compared to Fiscal Year 1994

     Distribution sales, which consist of the ingredients involved in the preparation of the food products and other supplies necessary to operate a Jake's Pizza restaurant, increased $492,986, or 19.0%, from $2,593,032 for the year ended September 30, 1994 to $3,086,018 for the year ended September 30, 1995. The increase in distribution sales was due primarily to the addition of seven new franchises during the year ended September 30, 1995. Distribution sales increased for the eighth consecutive year.

     Sales for the Company-owned Jake's Pizza restaurants decreased $293,432, or 35.6%, from $825,515 in fiscal 1994 to $532,083 in fiscal
1995. This was due to the existence of fewer Company owned Jake's Pizza restaurants for most of the fiscal year.

     The Company's service revenues (which includes franchise royalties, franchise fees, and advertising royalties) increased $85,189, or 14.3%, from $596,434 for fiscal 1994 to $681,623 for fiscal 1995. This was due to the opening of fourteen new franchises during fiscal 1995 and from the full year's contributions of the seven new franchises opened in fiscal 1994. Franchise fees increased $56,000, or 53.3%, from $105,000
in  fiscal 1994  to  $161,000 in  fiscal 1995.    This resulted  from
franchise fees for the fourteen franchises opened in fiscal 1995 as compared to seven franchises opened in fiscal 1994.

     The Company's cost of sales rose $160,849, or 5.7%, from $2,815,706 in fiscal 1994 to $2,976,555 in fiscal 1995. This was due to the additional Jake's Pizza restaurant locations opened during the fiscal year. The increase was not as great as the increase in the number of locations due to better controls over costs, except for paper goods, relatively consistent food and supplies costs.

     Operating and administrative expenses decreased $83,387, or 4.3%, from $1,961,274 in fiscal 1994 to $1,877,887 in fiscal 1995. These decreases were primarily due to cost controls instituted during the year.

     The Company's experienced a net loss for the fiscal year ended September 30, 1995 amounting to $743,017, or $0.70 per share. Fiscal 1994 showed a net loss of $567,221, or $0.54 per share. The losses are primarily the result of the Company's expansion program, and include a number of one-time charges. Among these are losses on sales of property and equipment of approximately $66,000, settlement expense of $60,000 and a one-time charge of $100,000 related to the Company's agreements with entertainer Vanna White and her affiliates. Since the Company completed its initial public offering of stock in July 1993, the Company has aggressively pursued its expansion plans and will continue to do so. Management believes that the current plans will result in the realization of substantial increases in revenues in the short term, with corresponding increases in net income over the longer term.

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

     The Company's management has determined, as previously addressed in its press release dated June 28, 1996 and 10-QSB for the period ending June 30, 1996, that it will need additional financing and/or investors to help the Company's liquidity problem and enable the Company to operate in the future. Management is in the process of taking every action to reduce spending, improve its operations and increase its cash position.

     In an effort to streamline the Company's operations and try to improve its franchisees operations, the Company contracted a local distributor, in late May, 1996, who specializes in the pizza and restaurant business, to supply its franchisees. The decision was made to contract an outside local distributor since the company could not compete with the prices or quantity of products of a large volume distributor. Under the contract with the distributor, Jake's Pizza International will receive a rebate on all products sold to Jake's Pizza restaurants. On June 17, 1996 the distributor began deliveries to the franchisees.

     The company was be able to eliminate certain costs associated with the support of the distribution business. These costs included personnel reductions, facility operating expenses and other indirect operating costs. The sale of its 14,000 square foot warehouse and office facility, expected to be completed in early January, 1997, and relocation to leased office space are estimated to reduce facility expenses by approximately 50%.

     The Company has made a proposal to 17 of its largest unsecured creditors to settle an outstanding debt of $470,965 for $117,742 as payment in full. As of December 27, 1996 two creditors have refused the proposal and one creditor has not made a decision. The balance related to these creditors amounts to $104,084. The Company anticipates disbursing the funds to the creditors by January 31, 1997. The majority of the funds to be used to pay the creditors will be provided from the sale of the Company's current office/warehouse to be completed in early January, 1997, through the postponement of a $100,000 payment on the second mortgage note to a related party.

     Additionally, the Company is selling its two Company-owned stores, the assets of its closed joint venture restaurant in Placentia, California and equipment the Company currently holds in inventory to help fund the Company's short-term cash flow needs.

     The Company has made some management changes since John Flowers assumed the additional role as President and Chief Executive Officer in January, 1996. The Company engaged Michael Marczuk in March, 1996 to consult the Company with respect to financial and operational issues and evaluate various courses of action. John Veremis was promoted to Vice President of Franchise Operations from Director of Franchise Operations effective June 1, 1996. Mr. Veremis will replace Robert N. Wallen who resigned. Four Board members have resigned since they were elected at the shareholders meeting in April, 1996. They are Messrs. Jerome Rich, Theodore Govedarcia and Tod Curtis and Jack Fischer. Mr. Ruben Melesio was nominted on December 27, 1996 to serve on the Board of Directors. The Board is now comprised of John "Jake" Flowers, Robert Leeper, Ruben Melesio and Michael Sykes.

     The President, Chief Executive Officer and Chairman of the Board of Directors, with the direction and authorization of the Board of Directors, engaged the law firm of Jenner & Block as special counsel to advise Jake's Pizza International with respect to certain alternatives of financing and reorganization.

     The Company currently believes that it will need 65 to 70 healthy operating franchised restaurants to bring the Company to a breakeven cash flow. As of December 27, 1996, there were 50 Jake's Pizza restaurants operating nationally, including two Company-owned restaurants. However, a significant portion of the current franchisees are not meeting their obligations for various reasons, including cash flow constraints due to a weak franchise operation.

     Management believes that all of these actions will substantially reduce operating costs and help position the Company for growth and move the Company toward profitability in the long-term.

     The  decrease  in  accounts  receivable  is  primarily due  to  the increase in the reserve for uncollectible accounts and improved collection efforts. A comprehensive review of the outstanding accounts receivable balance resulted in an additional reserve for uncollectible accounts during fiscal 1996. The Company has written off a substantial portion of its oldest accounts receivable, which were primarily related to closed franchises. The Company has turned over approximately $190,000 of accounts receivable from discontinued franchise operations to attorneys for collection. Management will continue to evaluate its outstanding receivable balances and make the necessary provisions for uncollectible accounts as needed.

     The decrease in inventories is due to the discontinuance of the distribution business and a write down of obsolete inventory offset by an increase in equipment inventory seized from two closed franchises who are in debt to the company. The Company plans to sell the equipment to settle part of the debt.

     Capital expenditures were $152,904 for fiscal 1996 compared to $266,464 during fiscal 1995. Expenditures for fiscal 1996 were primarily due to equipment purchases and property improvements for two Company-owned stores and the closed joint venture store in Placentia, California. Expenditures totaling approximately $231,000 during fiscal 1995 were primarily for the purchase of two Company-owned Jake's Pizza restaurants which were then sold to a new Jake's Pizza franchisee.

     The decrease in property, plant and equipment primarily reflect the sale of the Company's office and warehouse facility, which is classified in the Company's Consolidated Balance Sheets as asset held for sale, and the sale of equipment and improvements of two Company-owned stores offset by the expenditures to open two additional Company-owned stores.

     The decrease in total notes receivable is primarily due to the settlement of a lawsuit from a prior franchisee who held two notes receivable payable to the Company. Under the settlement agreement, the franchisees returned the two stores to the Company and the Company wrote off the notes receivable. Notes receivable also decreased due to a the reserve for uncollectible notes receivable of which approximately $20,000 has been turned over to attorneys for collection.

     The decrease in deferred contract costs and contractual obligations in fiscal 1996 reflects the verbal agreement by the Company, Ms. Vanna White and her affiliate to terminate their joint venture agreement and modify the spokesperson agreement, which is more fully explained in Note 3, Deferred Contract Costs and Contractual Obligations, in the Notes to the Consolidated Financial Statements.

     In November, 1995, the Company renewed its $300,000 line-of-credit. The line-of-credit called for monthly payments of interest at the rate of 1/2 per cent above the bank's prime rate and which would have matured in November, 1996. In March, 1996, the Company paid the outstanding balance of $193,943 under the line of credit. Management does not expect to renew the line-of-credit. The Company is current on all its loan obligations.

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

Item 7.  Financial Statements.

     The financial  statements are listed  under Part III,   Item 13  in
this Annual Report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There  were no  changes  in or  disagreements  with accountants  on
accounting   and  financial  disclosure  as  required  by  Item  304  of
Regulation S-B.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The directors and executive officers of the Company, their ages and their positions and offices are set forth in the following table:

                                                            Officer or
                                                            Director
Name                     Age  Position                      Since

John S. "Jake" Flowers   59   Director, President, Chief
                              Executive Officer and
                              Chairman of the Board
                              of Directors                  1993
Robert B. Leeper         59   Vice Chairman of the Board
                              of Directors, Vice President,
                              Secretary and Treasurer       1996
Jack L. Fischer          43   Director                      1993
Ruben Melesio            59   Director                      1996
Michael A. Sykes         33   Director                      1996


     The following is certain additional information concerning each director and executive officer of the Company. When used below, unless otherwise noted, positions held with the Company include positions held with the Company's predecessor.

     John S. "Jake" Flowers - Mr. Flowers, the President, Chief Executive Officer and Chairman of the Board, also served as President of the Company between 1979 and March 1993. Mr. Flowers has been a member of the Board of Directors of the Company since 1974. Mr. Flowers assumed the additional position of as President and Chief Executive officer effective January 24, 1996. Mr. Flowers has also been the principal stockholder, member of the Board of Directors and President of Prospect Pizza, Inc., an Illinois corporation, which has owned and operated a Jake's Pizza restaurant in Mt. Prospect, Illinois since 1961.

Robert B. Leeper - Mr. Leeper, the Vice Chairman of the Board, Vice President, Secretary and Treasurer, has been a member of the Board of Directors of the Company since January, 1996. From January, 1987 to the present Mr. Leeper has been in a partnership owning nine Nevada Bob's Discount Golf stores, seven in Illinois and two in southern California. Since 1992, Mr. Leeper has also been a partner in Aotea Lodge, located in New Zealand, a vacation/resort complex partnership.

     Jack L. Fischer - Mr. Fischer has been a Director since 1993. Mr. Fischer is the sole owner of Amsterdam Financial Group, a financial services company, which he founded in 1977. Mr. Fischer resigned his position on the Board of Directors on December 27, 1996.

     Ruben Melesio - Mr. Melesio was nominated to the Board of Directors on December 27, 1996. His nomination was unanimously accepted by the Board of Directors. Mr. Melesio is the owner of three corporations. Highway Safety Corporation, established in 1979, and Highway Safety Contracting Corporation which are suppliers of traffic control and protection equipment in Illinois and Wisconsin. Hi-Gate Erectors Incorporated is an installer of structural steel, re-bar and guardrails. Mr. Melesio is a member of the Hispanic American Construction Industry Association and was honored as their businessman of the year in 1981. He is also an Illinois and national member of American Traffic Safety Services organization.

     Michael A.  Sykes - Mr.  Sykes has  been a Director  since January,
1996. From September, 1996 until present, Mr. Sykes has been Vice President, Commercial Real Estate at Banco Poplar, in Chicago, Illinois. From May, 1993 to the September, 1996, Mr. Sykes was Vice President, Commercial Real Estate of LaSalle Bank Westmont in Westmont, Illinois. From October, 1987 to May, 1993 Mr. Sykes was the Vice President/Assistant Manager of Commercial Real Estate of Colonial Bank in Chicago, Illinois.

     The directors hold office until the next annual meeting of stockholders and until their respective successors have been elected and qualified. Officers are elected by and serve at the discretion of the Board of Directors.

     Directors of the Company are not compensated for attendance at Board of Directors or committee meetings, but are reimbursed for their travel and lodging expenses in connection with their activities on behalf of the Company.

     For the three years following the completion of the initial public offering of the Company's common stock, the Company's underwriter from its initial public offering (the "Underwriter") has the right to require the Board of Directors of the Company to nominate for election, as a director, a person designated by the Underwriter. As of December 27, 1996, the Underwriter has not designated anyone as a director.

Item 10.  Executive Compensation.

     Compensation   paid  to  executive  officers  for  the  year  ended
September 30, 1996 was as follows:

 Name of Individual
or Number of Persons     Capacities in            Annual Compensation
     in Group            which served          Salary  Bonus     Other

John S. Flowers     President, Chief
                    Executive Officer
                    and Chairman of the
                    Board of Directors       $41,538   $   -     $5,376

James J. Banks (1)  President and Chief
                    Executive Officer        $50,641   $   -     $1,000


Robert N. Wallen    Vice President           $32,885   $   -     $4,000


Glen Hjort     Chief Financial
               Officer                       $23,269   $   -     $4,000


All executive officers
as a group (4 persons)                      $148,333   $   -    $14,376

(1) Includes accrued compensation under James J. Banks Severance, Consulting, and Non-compete agreement of $33,333.

Indemnification Agreements

     The Company's Restated Certificate of Incorporation and By-laws provide for indemnification of its officers and directors to the fullest extent permitted by the Delaware General Corporation Law and that such indemnification shall not be deemed exclusive of any other rights to which any person indemnified may be entitled by law or otherwise. The Company's Restated Certificate of Incorporation limits the liability of a director to the Company or its stockholders for monetary damages for breaches of fiduciary duties, subject to certain exceptions, all as permitted by Delaware law. In addition, a director is not relieved of his responsibilities under any other law, including the federal securities laws.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the "Act"), may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has ben informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Employee Stock Option Plan

     Under the Company's 1993 Amended and Restated Non-qualified Stock Option Plan (the "Option Plan"), 100,000 shares of Common Stock are reserved for issuance upon the exercise of options which currently may be granted only to James J. Banks, the Company's President. Options will be granted on such terms and at such prices as determined pursuant to the Option Plan and options granted at different times need not contain similar provisions. The exercise price for these options granted under the Option Plan will be $5.00 per share. Under the current form of option agreement, options generally become exercisable in installments of one-third as follows: one-third one year after the date of grant, an additional one-third after two years and the final one-third after three years. Such options may be exercised for periods of up to ten years from the date of grant. No options have yet been exercised under the Option Plan.

     As part of the Severance, Consulting and Non-compete agreement dated January 24, 1996, with James J. Banks, the prior President and Chief Executive Officer of the Company, the options were forfeited under the terms of the agreement as filed as an exhibit with Form 8-K dated January 24, 1996.

Item   11.    Security  Ownership   of  Certain  Beneficial  Owners  and
              Management.

     The following table sets forth certain information as of November 30, 1996 with respect to the beneficial ownership of the Company's Common Stock of each director, all officers and directors as a group, and each person known by the Company to be the beneficial owner of five percent or more of the Company's Common Stock. This information is based upon information received from or on behalf of the named individuals. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

                         Shares of Common Stock
     Name                  Beneficially Owned          Percent of Class

John S. "Jake" Flowers        190,070                       16.2

Samuel V.P. Banks             185,770                       15.6

Robert B. Leeper                7,000                         .6

Jack L. Fischer                 1,000                         .1


All officers and directors as a
   group (4 persons)          383,840                       32.6

Item 12.  Certain Relationships and Related Transactions.

Corporate Headquarters

     See "Item 2. Description of Property," for information regarding the purchase of the Company's corporate headquarters.

Other Matters

     Mr. John S. Flowers, the President, Chief Executive Officer and Chairman of the Board of the Company, is a principal stockholder and president of an Illinois corporation which owns and operates a Jake's Pizza restaurant in Mount Prospect, Illinois pursuant to a franchise agreement dated June 5, 1984. As this restaurant has been utilized as a training facility for new franchisees, the Company has waived the requirements of Mr. Flowers' corporation to pay the Company the royalty and service fees of 4% of gross sales and the advertising royalty of 2% of gross sales. This franchise agreement terminates on June 5, 2004. The amounts of royalty and service fees and advertising royalty are not considered material to the Company's financial condition or results of operations. Mr. Flowers previously was a principal stockholder and president of another Illinois corporation which owned and operated a Jake's Pizza restaurant in Westmont, Illinois under the same terms and conditions as his other restaurant. This restaurant was sold at its fair market value to an unrelated franchisee on September 27, 1993, and is now subject to the standard Jake's franchise agreement.

     In 1987 and 1989, Messrs. Flowers and Samuel V.P. Banks made the Company loans totalling, in the aggregate, $32,000 bearing interest at 10% per annum and which matured in September 1994. In October 1993, the Company, under an agreement with Mr. Flowers, prepaid his portion of the loans in the amount of $16,000. The Company renewed its loan with Mr. Banks under the same terms and conditions, and this loan now matures in February, 1996. Currently, the loan has not been paid to Samuel V.P. Banks.

     The Company has entered into leases for space utilized by 14 franchisees of Jake's Pizza restaurants for such restaurants. The terms of the leases range up to six years, with the last lease expiring in 2000. These restaurant leases are sub-leased to the franchisees under the same terms as the original lease. Should a franchisee default in its payment obligation to the Company, the Company could be responsible for the lease obligation.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  1.   Index to Financial Statements
                                                                 Page
          Report of Independent Public Accountants               F-1
          Consolidated Balance Sheets -- September 30, 1996
          and 1995                                               F-2
          Consolidated Statements of Shareholders' Equity --
            For the years ended September 30, 1996,
            1995 and 1994                                        F-3
          Consolidated Statements of Operations  --
            For the years ended September 30, 1996,
            1995 and 1994                                        F-4
          Consolidated Statements of Cash Flows --
            For the years ended September 30, 1996,
            1995 and 1994                                        F-5
          Notes to Consolidated Financial Statements             F-7

     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

     3.   Exhibits

          (3)  Articles of Incorporation and By-Laws.

               (a)  Restated  Certificate  of   Incorporation  filed  as
                    Exhibit 3.3 to Registration Statement on Form SB-2 (Registration No. 33-61938C) (the "1993 Registration Statement").*

               (b)  By-laws   filed  as   Exhibit   3.2  to   the   1993
                    Registration Statement.*

          (10) Material contracts.

               (a)  Spokesperson   agreement   between    Jake's   Pizza
                    International,  Inc.  and Vanna  White  Productions,
                    Inc.*

          (11) Statement Re: Computation of Per Share Earnings.

          (21) Subsidiaries of the registrant.*
______________________

* In accordance with Rule 12b-23 and Rule 12b-32 under the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Securities and Exchange Commission, which documents are hereby incorporated by reference.

(b)  Reports on Form 8-K

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

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)        JAKE'S PIZZA INTERNATIONAL, INC.

By:  /s/ John S. Flowers                     Date:     December 27, 1996
     John S. Flowers,
     President and Chairman of the Board

By:  /s/ Robert B. Leeper                    Date:     December 27, 1996
     Robert B. Leeper,
     Treasurer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacity and on the dates indicated.


By:  /s/ John S. Flowers                     Date:     December 27, 1996
     John S. Flowers,
     Director

By:  /s/ Robert B. Leeper                    Date:     December 27, 1996
     Robert B. Leeper,
     Director

By:  /s/ Jack L. Fischer                     Date:     December 27, 1996
     Jack L. Fischer,
     Director

By:  /s/ Michael A. Sykes                    Date:     December 27, 1996
     Michael A. Sykes,
     Director

               JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARIES

                     CONSOLIDATED FINANCIAL STATEMENTS

                  AS OF SEPTEMBER 30, 1996, 1995 AND 1994

                      TOGETHER WITH AUDITORS REPORT

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Jake's Pizza International, Inc.:

We have audited the accompanying consolidated balance sheets of JAKE'S PIZZA INTERNATIONAL, INC. (a Delaware corporation) AND SUBSIDIARIES as of September 30, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements base on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jake's Pizza International, Inc. and Subsidiaries as of September 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 12. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

                                           ARTHUR ANDERSEN LLP


Chicago, Illinois
November 27, 1996

                    JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                                 CONSOLIDATED BALANCE SHEETS
                                          SEPTEMBER 30,

                                                        1996        1995
                             ASSETS
CURRENT ASSETS:
Cash                                                $     2,090 $   497,436
Accounts receivable, net of allowance for doubtful
accounts of $89,359 and $75,000, respectively           294,489     552,827
Inventories                                              32,945     145,389
Notes receivable -  current portion net of allowance
for uncollectable notes of $43,078 - 1996                76,863      59,720
Other current assets                                     17,833       9,385

Total current assets                                    424,220   1,264,757

PROPERTY AND EQUIPMENT (at cost):
Land                                                        -       160,000
Buildings and improvements                              192,440     967,215
Equipment                                               421,151     462,091
Furniture and fixtures                                   67,747      67,182
                                                        681,338   1,656,488

Less - Accumulated depreciation                         250,915     259,926

Net property and equipment                              430,423   1,396,562

ASSET HELD FOR SALE (Note 13)                           732,148         -

OTHER ASSETS:
Deferred contract costs net of accumulated
amortization of $1,025,000 and $224,219, respectively       -       800,781
Intangible assets, net of accumulated
amortization of $32,500 and $12,500, respectively        47,500      67,500
Security deposits                                        47,587      62,133
Notes receivable - net of current portion               167,479     490,258

Total other assets                                      262,566   1,420,672

      Total assets                                  $ 1,849,357 $ 4,081,991

      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank line-of-credit                                 $       -   $   193,943
Notes payable, current portion -
Related party                                            16,000      16,000
Mortgage                                                 21,120      17,662
Other                                                    57,235      28,612
Contract obligation - current portion                       -       275,000
Capital lease obligation - current portion                8,346       4,722
Accounts payable                                        426,246     432,446
Franchise deposits                                          -       139,500
Accrued professional fees                               188,877      88,399
Accrued - other                                          31,584      51,595

Total current liabilites                                749,408   1,247,879

LONG-TERM DEBT:
Notes payable, net of current portion -
Related party                                           116,000     116,000
Mortgage                                                565,879     594,055
Other                                                    34,684      58,740
CONTRACTUAL OBLIGATION, net of current portion              -       275,000
CAPITAL LEASE OBLIGATION, net of current portion            -         8,346
LEASE DEPOSITS                                           32,621      28,070

Total long-term debt and other long-term obligations    749,184   1,080,211

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, authorized
9,000,000 shares, issued and outstanding
1,176,540 and 1,121,540 shares, respectively             12,315      11,215
Paid-in capital                                       3,532,947   2,984,047
Deficit                                              (3,194,497) (1,241,361)

Total stockholders' equity                              350,765   1,753,901

      Total liabilities and stockholders' equity    $ 1,849,357 $ 4,081,991

                   JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                Common Stock                Retained
                                                 Paid-in    Earnings
                              Shares   Dollars   Capital     Deficit      Total
BALANCE, September 30, 1993 1,011,540 $10,115 $2,454,544 $    68,877 $ 2,533,536

Additional offering costs         -         -    (19,397)       -        (19,397)
Issuance of common stock       55,000     550    274,450        -        275,000
Net loss for the year             -         -        -      (567,221)   (567,221)

BALANCE, September 30, 1994 1,066,540  10,665  2,709,597    (498,344)  2,221,918

Issuance of common stock       55,000     550    274,450        -        275,000
Net loss for the year             -         -        -      (743,017)   (743,017)

BALANCE, September 30, 1995 1,121,540  11,215  2,984,047  (1,241,361)  1,753,901

Issuance of common stock       55,000     550    274,450        -        275,000
Vanna White Spokesperson
  agreement modification          -       550    274,450        -        275,000
Net loss for the year             -         -        -    (1,953,136) (1,953,136)

BALANCE, September 30, 1996 1,176,540 $12,315 $3,532,947 $(3,194,497)$   350,765

                JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED SEPTEMBER 30,

                                          1996        1995       1994
REVENUES:
Distribution sales                    $ 1,993,497 $3,086,018 $2,593,032
Franchise royalties                       351,410    385,223    346,474
Advertising royalties                     102,767    135,400    144,960
Franchise fees                            215,500    161,000    105,000
Rebate income                              40,172      -          -
Store sales                               200,560    532,083    825,515
Other                                       -             25      2,796
Total revenues                          2,903,906  4,299,749  4,017,777

COST OF SALES:
Cost of distribution sales              1,717,333  2,593,627  2,190,546
Cost of store sales                       202,360    382,928    625,160
Total cost of sales                     1,919,693  2,976,555  2,815,706

Gross profit and service revenues         984,213  1,323,194  1,202,071

OPERATING AND ADMINISTRATIVE EXPENSES:
Store operations                          139,287    234,840    202,464
Distribution and franchise operations      75,976     89,153     94,413
Selling, general and
 administrative expenses                1,623,205  1,553,894  1,664,397
Loss on impairment of assets              696,085      -          -
Total operating and
 administrative expenses                2,534,553  1,877,887  1,961,274

Loss from operations                   (1,550,340)  (554,693)  (759,203)

OTHER INCOME (EXPENSE):
Gain on securities transactions             -          -        244,129
Interest income                            13,691     26,405     45,822
Interest expense--
   Related party                          (10,880)   (10,880)   (13,413)
   Other                                  (66,163)   (77,244)   (74,127)
Minority interest                           -          -          -
Loss on sale of assets                   (207,452)   (66,605)   (10,429)
Settlement expense                       (131,992)   (60,000)     -
                                         (402,796)  (188,324)   191,982

NET LOSS                              $(1,953,136)$ (743,017)$ (567,221)

NET LOSS PER COMMON SHARE                  ($1.69)    ($0.70)    ($0.54)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                     1,153,623  1,066,540  1,058,072

NET LOSS PER COMMON SHARE,
assuming full dilution                     ($1.59)    ($0.60)    ($0.48)

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING, assuming full dilution    1,231,540  1,231,540  1,181,822

             JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE YEARS ENDED SEPTEMBER 30,

                                                 1996        1995       1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                           $(1,953,136)$ (743,017)$ (567,221)
Adjustments to reconcile net (loss)
income to net cash provided by (used for)
operating activities
 Loss on impairment of assets                   696,085         -          -
 Provision for losses on accounts and
  notes receivable                              261,621     59,000         -
 Depreciation and Amortization                  228,184    227,172    189,589
 Non-cash settlement expense                    151,581     22,500         -
 (Gain)/Loss on sale of property plant
  and equipment                                 207,452     66,605      8,911
 Noncash franchise fees received                    -      (76,000)        -
 Deferred interest income recognized                -           -        (671)
 Gain on securities transactions                    -           -    (244,129)
 Consideration under deferred contract              -           -     100,000
 Changes in assets and liabilities:
  Accounts receivable, net                        8,544   (418,572)  (120,746)
  Inventories                                   147,444     32,713    (35,425)
  Other assets                                   (8,448)    31,548    (11,033)
  Security deposits                              14,546     (6,490)   (16,189)
  Accounts payable                                7,041     65,577    149,182
  Franchise and lease deposits                 (139,949)   142,034    (15,000)
  Accrued professional fees                      88,896    (10,843)    42,898
  Accrued other                                 (20,011)     5,663      9,769
Net cash used for operating activities         (310,150)  (602,110)  (510,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment             (152,904)  (266,464)  (537,208)
Gain on securities transactions                     -           -     244,129
Decrease in CSV of officers' life insurance         -           -      43,497
Equipment rentals received                          -           -      10,588
Proceeds from sale of property and equipment    128,000     93,477     98,000
Net cash used for investing activities          (24,904)  (172,987)  (140,994)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line-of-credit               (193,943)        -          -
Repayments of related-party long-term debt          -           -    (132,317)
Repayments of other long-term debt              (51,628)   (41,506)   (35,104)
Repayments of capital lease obligations          (4,722)    (4,220)    (3,966)
Payments received from Minority Interest
 holders                                         40,365         -          -
Payments received on notes receivable            49,636      7,148         -
Additional costs of initial public offering         -           -     (19,397)
Net cash used for financing activities         (160,292)   (38,578)  (190,784)

NET DECREASE IN CASH                        $  (495,346)$ (813,675)$ (841,843)
CASH, beginning of period                   $   497,436 $1,311,111 $2,152,954
CASH, end of period                         $     2,090 $  497,436 $1,311,111
SUPPLEMENTAL DISCLOSURES:
 Interest paid                              $    84,003 $   62,697 $   84,016

            JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
                 FOR THE YEARS ENDED SEPTEMBER 30,

                                                1996        1995       1994
Notes receivable issued for franchise fees  $    23,500 $   76,000 $       -
Notes receivable issued for franchise
 acquisitions                                   129,000    415,228         -
Notes receivable isued for sale of property       3,428         -      32,000
Conversion of accounts receivable to
 notes receivable                                17,827     21,970         -
Noncash consideration issued to purchase
 property and equipment
  Accounts receivable                               -      199,247         -
  Accounts payable                                  -       13,472         -
Notes payable issed in litigation settlement        -       22,500         -
Notes payable issued for noncompete agreement       -       80,000         -

                  JAKE'S PIZZA INTERNATIONAL, INC.
                         AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 SEPTEMBER 30, 1996, 1995 AND 1994

1.   DESCRIPTION OF BUSINESS:

Jake's Pizza International, Inc, and Subsidiaries (the "Company') is an operator and franchisor of restaurants located in Arizona, Florida, Illinois, Indiana, Nevada and North Carolina. As of September 30, 1996, the Company operated two Company-owned Jake's Pizza restaurant and had an additional 52 franchised units. When a franchise is sold, the Company agrees to provide certain services to the franchisee including training, opening and operating assistance and certain information including ingredients, method of preparation and recipes. Royalty fees are charged to franchisees at rates of 4% to 5% of the franchisees' gross sales per month. Advertising royalty fees are also charged to franchisees at a rate of 2% of the franchisees' gross sales per month. Certain franchisees are exempt from advertising fees as their original agreements did not provide for advertising to be performed by the Company.

The Company offered certain food products, beverages, supplies and promotional materials for sale to the franchisees until June 16, 1996 when it discontinued its distribution business. The Company signed an agreement in late May 1996 with a local distributor to supply the Company's franchisees with these products beginning June 17, 1996. The franchisees are not, however, required to purchase product from the local distributor. The Company receives a rebate from the local distributor for all products sold to the Company's franchisees.

The Company formed two subsidiaries in connection with its agreements with entertainer Vanna White and her affiliates. These are Jakan, Inc., a company formed to be the joint venture participant in a series of Jake's Pizza restaurants with an affiliate of Ms. White, and Jake's Management, Inc., a company formed to manage the operations of the joint venture restaurants. Both companies are currently inactive due to the termination of the joint venture agreement as more fully described in note 3.

2.   SIGNIFICANT ACCOUNTING POLICIES:

Inventories

Inventory held prior to the discontinued distribution business was valued at the lower of cost or market using a standard cost method which approximates the first-in, first-out (FIFO) method. As of September 30, 1996, the inventory consisted primarily of restaurant equipment for resale.

Revenue Recognition

Continuing service fees from franchisees are recognized as royalty income when earned. Franchise fees from the sale of individual franchises and related expenses are recognized when the franchise agreement is executed and the franchise opens for business. Fees reserved for franchises which have not opened are recorded as franchise deposits in the accompanying consolidated balance sheets. Area franchise fees are deferred and recognized as income ratably upon store openings. Advertising royalties are recognized as royalty income when earned. Related advertising is recognized as expense when incurred. Property and Equipment

Property and equipment are recorded at cost. Major additions are capitalized while replacements, maintenance and repairs which do not improve or extend the lives of the respective assets are expensed currently. Depreciation is computed using both straight-line and accelerated methods. Estimated useful lives are as follows:


A s s e t                                                Life

Buildings and Improvements (Note 12)                  31.5 years
Equipment                                             5-10 years
Furniture and fixtures                                5-10 years

Taxes

Deferred income taxes, when recognized, result from timing differences in the recognition of revenue and expense for tax and financial reporting purposes and result primarily from depreciation and the existence of net operating loss carryforwards. Management has provided a 100% valuation allowance against the Company's net deferred tax asset position.

As of September 30, 1996, the Company had approximately $3.68 million of net operating loss carryforwards available to offset future taxable income. These carryforwards begin to expire in fiscal 2008.

Reclassifications

Certain items in the 1995 financial statements have been reclassified to conform to the 1996 presentation.

3.       DEFERRED CONTRACT COSTS AND CONTRACTUAL OBLIGATIONS:

In December 1993, the Company entered into a series of agreements with entertainer Vanna White and her affiliates. Under the terms of the agreements, the Company formed a joint venture with an affiliate of Ms. White to cooperatively open and operate a minimum of eight new Jake's Pizza restaurants, mainly in the western United States. The Company opened one joint venture store in March 1996 and closed the same store six months later. As part of these agreements, Ms. White would serve as the Company's national spokesperson.

Consideration for these services was in the form of restricted stock to be issued annually at 55,000 shares per year for the initial four-year term of the agreements. The aggregate of 220,000 shares had been valued at $1,100,000. Of this amount, $100,000 was consideration paid when the Company entered into the agreements and was charged to earnings in the accompanying 1994 consolidated statement of operations. The balance was being amortized on a straight-line basis over the entire eight-year term (four year agreement plus a four year non-compete) of the agreements. For the first three years of the agreements 165,000 shares have been issued.

As of September 30, 1996, the Company and Ms. White's affiliate have verbally agreed to terminate their joint venture agreement and modify the spokesperson agreement whereby Ms. White will continue to serve as the Company's national spokesperson through December 31, 1997. Under the tentative terms of the new agreement Ms. White and her affiliate will receive the remaining 55,000 shares that were to be issued under the old agreement.

In connection with the tentative terms of the new agreement, the Company has written off the remaining unamortized portion of the deferred contract costs ($800,781 at September 30, 1995), and has written down the value of the assets at its closed joint-venture location in Placentia, California to their net realizable value. This charge to income is classified in the Company's Consolidated Statement of Operations as a loss on the impairment assets. The remaining 55,000 shares (to be issued in 1997) have already been reflected in the Company's Statement of Shareholders' Equity.

4.       NOTES RECEIVABLE:

As an accommodation to certain of its franchisees, the Company occasionally financed portions of the franchisees' purchase price, franchise fee or equipment. In some cases, the financing may be in the form of a "bridge" amount until the franchisee can obtain outside financing. The notes receivable, however, are set up without regard to the likelihood of the outside financing. The Company no longer provides financing for new franchisees, but will provide assistance in obtaining outside financing for new franchisees. Notes receivable consisted of the following as of September 30, 1996 and 1995:

                                                       1996       1995

Franchise purchase note receivable, unsecured, in
  monthly installments of $1,322, including interest
  at 7.5%, through August, 2010                       $    --- $ 140,000
Franchise purchase note receivable, unsecured, in
  monthly installments of $1,687, including interest
  at 7.5% through August, 2002                             ---   110,000
Franchise purchase note receivable, unsecured, in
  monthly installments of $760, including interest
  at 7.5% through November, 2001                           ---    47,905
Franchise purchase note receivable, unsecured,
  $21,000 due upon receipt of financing by franchisee,
  balance due in monthly installments of $526,
  including interest at 8.5%, beginning January, 1996,
  through December, 2000                                 3,155    46,000
Franchise purchase note receivable, secured, in
  monthly installments of $825, including interest
  at 9%, through July, 2000                             39,728    39,728
Franchise purchase note receivable, unsecured, in
  monthly installments of $497, including interest
  at 8%, through July, 2002                             29,805    30,990
Franchise purchase note receivable, secured, in
  monthly installments of $1,297, including interest
  at 9.25%, through October, 2003                       80,000       ---
Installment note receivable, unsecured, in weekly
  installments of $125, including interest at 9%,
  through March, 2001                                   25,741    27,776
Other franchise purchase notes receivable, unsecured,
  in monthly installments of $250 to $750, including
  interest at 9%, through October 1997 and 1999         16,020    22,000
Franchise fee notes receivable, unsecured, in
  monthly installments ranging from $100 to $311,
  including interest from 8.75% to 9%, with
  various maturities through August, 2000               83,850    75,158

                                                       1996       1995

Equipment notes receivable, unsecured, in monthly
  installments ranging from $121 to $200, including
  interest from 8% to 9%, through June, 1996             9,121    10,421
Reserve for uncollectible notes receivable             (43,078)      ---

Total Notes Receivable                                 244,342   549,978

Less - Current portion                                  76,863    59,720

Long-term portion                                    $ 167,479 $ 490,258

5.   BANK LINE OF CREDIT:

The Company had a $300,000 line of credit at 1/2% above the bank's prime lending rate. The line of credit was to expire in November, 1996, and was collateralized by a certificate of deposit. At September 30, 1995 there was $193,943 outstanding under the line. In February 1996, the Company paid the line of credit and redeemed its certificate of deposit.

6.   DEBT:

Long-term debt consisted of the following as of September 30, 1996 and 1995:

                                                       1996       1995

Mortgage note payable to bank in monthly
  installments of $5,668, including interest at
  8%, through January, 2000                          $ 586,999 $ 611,717
Mortgage note payable - related party, due
  December 28, 1998 with interest at 8%,
  due quarterly                                        116,000   116,000
Notes payable in connection with noncompete
  agreements, due in monthly installments
  aggregating $1,916, including interest at 7%,
  through March, 1999                                   52,583    69,678
Note payable to officer, due in September, 1996,
  interest at 10%                                       16,000    16,000
Other notes payable to monthly installments from
  $60 to $776, including interest at 7% to 13.65%,
  March, 1999                                           39,336    17,674

Total Long-term Debt                                   810,918   831,069

Less - Current portion                                  94,355    62,274

Long-term portion                                    $ 716,563 $ 768,795

At September 30, 1996, principal payments of long-term debt mature as follows:

         Fiscal Year

            1997                                     $  94,355
            1998                                       162,530
            1999                                        37,755
            2000                                       516,278

            Total Debt Maturities                    $ 810,918

The mortgage loans are secured by the land and building which comprise the Company's offices and warehouse facilities.

7.   LEASE COMMITMENTS:

The Company leases space for its two Company-owned Jake's Pizza restaurants. Additionally, the Company has entered into leases for space used by 14 franchisees for their Jake's Pizza restaurants. The terms of the leases range from three to six years, with the last lease expiring in 2000. These leases are subleased to the franchisees under the same terms as the original lease. The Company also has leases for various office equipment and vehicles which expire at various dates through 2000. As of September 30, 1996, approximate future minimum annual rental lease payments under operating leases, net of sublease payments, are as follows:

         Fiscal Year

            1997                                     $  89,595
            1998                                        59,772
            1999                                        25,932
            2000                                        25,932

            Total Lease Commitments                  $ 201,231

The Company also has a lease for a truck which is classified as a capital lease. The lease runs through August, 1997, and the Company can purchase the truck at the end of the lease term for $3,500. The future minimum lease are payments under the capital lease are $9,608 and the present value of the net minimum lease payments as of September 30, 1996 are $8,346.

8.   RELATED-PARTY TRANSACTIONS:

The Company filed a report on Form 8-K with the Securities and Exchange Commission on January 24, 1996 regarding the resignations of James J. Banks, its then President, Chief Executive Officer and director, Samuel V.P. Banks, its then Vice-Chairman of the Board of Directors, Secretary, Treasurer and director, and two other directors. After such resignations, John S. "Jake" Flowers, the Chairman of the Board of Directors, assumed the additional positions of President and Chief Executive Officer. The exhibit filed with Form 8-K was the Severance, Consulting, Non-Compete Agreement and Release in Full between Jake's Pizza International, Inc. and James J. Banks.

As part of the Severance, Consulting, Non-Compete Agreement and Release in Full Mr. James J. Banks will continue to receive biweekly payments (in accordance with his employment agreement) through June 30, 1997 at the rate of his then current annual salary of $50,000. Any increases, bonuses and stock options have been cancelled under his employment agreement. Additionally, the consulting agreement with Samuel V.P. Banks, a prior officer and director, will continue to be in effect. Samuel V.P. Banks five year consulting agreement continues through June 1998, and provides initial compensation of $40,000 with annual increases of $2,000. This liability has been reflected in the Company's Consolidated Balance Sheets in accounts payable.

9.   BENEFIT PLANS:

The Company has a noncontributory defined contribution profit-sharing plan which covers substantially all employees. Amount contributed to the profit-sharing plan are determined annually by management, up to the maximum amount allowed by law. The Company has not provide any contribution to the Plan for the years ended September 30, 1996, 1995 and 1994.

The Company does not provide any additional retirement or postretirement benefits to its employees.

10.  EARNINGS PER COMMON SHARE:

Warrants to acquire 64,000 shares of the Company's stock at $6 per share, which were issued in conjunction with the initial public offering of the Company's common stock, were outstanding at the end of fiscal 1996. These warrants expire on July 1, 1998.

Earnings per common share and common equivalent share are computed by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding during the year. The number of common shares was increased by the number of shares issuable on the exercise of the options and warrants when the market price of the common stock exceeded the exercise price of the options and warrants. This increase in the number of common shares was reduced by the number of common shares that are assumed to have been purchased with the proceeds from the exercise of the options and warrants; those purchases were assumed to have been made at the average price of the common stock during that part of the year when the market price of the common stock exceeded the exercise price of the warrants. Earnings per common share, assuming full dilution, were determined on the assumption that all stock to be issued under the agreements with entertainer Vanna White and her affiliates had been issued in January, 1994.

11.  SETTLEMENT AND NONCOMPETE AGREEMENTS:

During 1995, the Company reached agreements with certain of its former franchisees in connection with the Company's purchase of two Jake's Pizza restaurants. Under the terms of the agreements, the Company issued notes payable aggregating $80,000 in exchange for two four-year noncompete agreements. The Company also paid $27,500 in cash and issued notes payable aggregating $22,500 in connection with the settlement agreements.

12.  MANAGEMENT PLANS:

In February, 1996 the Company began to implement several measures intended to improve the Company's operating results. These included personnel reductions, outsourcing of Company's warehouse distribution function in June, 1996, and the sale of the office/warehouse which is expected to be completed in early January, 1997. The sale of the office/warehouse resulted in a net loss of approximately $95,000. This charge to income was classified in the Company's Consolidated Statements of Income as a loss on sale of assets. Management believes reductions in certain selling, general and administrative expenses, the relocation to affordable office space, and careful review of the collectability of the Company's receivables should favorably impact the Company's operating results for fiscal 1997.

The Company expects to generate approximately $320,000 in cash during January, 1997 from the sale various Company assets, including its two Company-owned stores, and from an agreement to postpone the payment of $100,000 of its $116,000 second mortgage note held by a related party (Footnote 6). Much of this cash would be used to pay a proposed settlement to its unsecured creditors as a settlement in full of their debts and to pay other current company debts. The remaining funds will be used to fund the working capital needs of the Company until the Company can sustain itself through continuing operations.

Management has also suspended, for a period of six months, the monthly advertising fee that most of the franchisees are to contribute to an advertising fund. This suspension of advertising payments is expected to end in March, 1997 at which time management will reevaluate the suspension of advertising fees. At the present time, management believes that franchisees are currently in a better position to use these advertising funds locally to promote and grow their businesses. The management of the Company, however, still monitors the types and frequency of the franchisees advertising. The suspension of advertising fees does not impact the operations of the company since any amounts collected for the advertising fund would be used only to finance additional advertising.

Management believes that it will take approximately 65 to 70 strong operating franchisees to bring the Company to a cash flow break-even point. Currently the Company has 52 franchises of which a significant number cannot meet their current obligations due to cash flow constraints from a weak operation. Management is working with these franchisees to improve their operations to enable them to meet their obligations to the Company. It is expected that at least 50% of these non-performing franchisees will close their operations and that it will take six to twelve months to improve the operations of the remaining non-performing franchisees.

Plans for fiscal 1997 call for the opening of approximately 16 franchises. The Company expects that the total number of franchises at September 30, 1997 will be approximately 62. As of December 15, 1996, the Company has a deposit for one new franchise and commitments for two other potential franchises.