Form 10QSB
period 1996-12-31
JAKES PIZZA INTERNATIONAL INC
filed 1997-02-14
CIK 904148

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                           FORM 10-QSB

[X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1996

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

        For the transition period from                 to

                Commission file number 0-21996

                JAKE'S PIZZA INTERNATIONAL, INC.
             (Exact name of small business issuer as
                    specified in its charter)

           Delaware                        36-3882273
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)         Identification No.)

    5999 New Wilke Road, Suite 205, Rolling Meadows, IL 60008
            (Address of principal executive offices)

                         (847) 952-3278
                   (Issuer's telephone number)

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,176,540 shares of common stock, $.01 par, as of February 7, 1997.

                JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                            CONSOLIDATED BALANCE SHEETS

                                                   December 31,  September 30,
                                                        1996          1996
                           ASSETS
CURRENT ASSETS:
 Cash                                              $      2,910  $       2,090
 Accounts receivable, net of allowance for doubtful
    accounts of $93,111 and $89,359, respectively       302,548        294,489
 Inventories                                             21,958         32,945
 Notes receivable -  current portion net of
    allowance for uncollectable notes of $3,650 and
    $43,078, respectively                                83,383         76,863
 Other current assets                                    19,242         17,833

    Total current assets                                430,041        424,220

PROPERTY AND EQUIPMENT (at cost):
 Buildings and improvements                             166,054        192,440
 Equipment                                              379,831        421,151
 Furniture and fixtures                                  67,747         67,747
                                                        613,632        681,338

 Less - Accumulated depreciation                        244,396        250,915

    Net property and equipment                          369,236        430,423


ASSET HELD FOR SALE                                     732,148        732,148

OTHER ASSETS:
 Intangible assets, net of accumulated amortization
    of $37,500 and $32,500, respectively                 42,500         47,500
 Security deposits                                       58,897         47,587
 Notes receivable - net of current portion              153,089        167,479

    Total other assets                                  254,486        262,566

       Total assets                                $  1,785,911  $   1,849,357

    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
 Notes payable, current portion -
    Related party                                        16,000         16,000
    Mortgage                                             22,430         21,120
    Other                                                53,316         57,235
 Capital lease obligation                                 7,070          8,346
 Accounts payable                                       509,079        426,246
 Franchise deposits                                      15,000
 Accrued professional fees                              209,243        188,877
 Accrued - other                                         54,020         31,584

    Total current liabilites                            886,158        749,408

LONG-TERM DEBT:
 Notes payable, net of current portion -
    Related party                                       116,000        116,000
    Mortgage                                            557,481        565,879
    Other                                                29,152         34,684
LEASE DEPOSITS                                           32,621         32,621

Total long-term debt and other long-term obligations    735,254        749,184

SHAREHOLDERS' EQUITY:
 Common stock, $.01 par value, authorized
    9,000,000 shares, issued and outstanding
    1,176,540 and 1,176,540 shares, respectively         12,315         12,315
 Paid-in capital                                      3,532,947      3,532,947
 Deficit                                             (3,380,763)    (3,194,497)

    Total shareholders' equity                          164,499        350,765

       Total liabilities and shareholders' equity  $  1,785,911  $   1,849,357

                  JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended
                                                      December 31,
                                                   1996          1995
REVENUES:
Distribution sales                             $      -      $  729,871
Franchise royalties                                95,147        80,598
Advertising royalties                                 -          26,390
Franchise fees                                        -          30,000
Rebate income                                      35,979
Store sales                                        95,655        39,538

Total revenues                                    226,781       906,397

COST OF SALES:
Cost of distribution sales                            -         615,693
Cost of store sales                                89,890        33,605

Total cost of sales                                89,890       649,298

Gross profit and service revenues                 136,891       257,099

OPERATING AND ADMINISTRATIVE EXPENSES:
Store operations                                   47,483        19,658
Distribution and franchise operations                 -          22,073
Selling, general and
   administrative expenses                        219,197       340,976

Total operating and administrative expenses       266,680       382,707

Loss from operations                             (129,789)     (125,608)

OTHER INCOME (EXPENSE):
Interest income                                     2,108         4,809
Interest expense--
   Related party                                   (2,720)       (2,720)
   Other                                          (15,153)      (19,680)
Loss on sale of assets                            (40,712)      (72,784)

                                                  (56,477)      (90,375)

NET LOSS                                       $ (186,266)   $ (215,983)

NET LOSS PER COMMON SHARE                          ($0.16)       ($0.19)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING   1,176,540     1,121,540

NET LOSS PER COMMON SHARE,
   assuming full dilution                          ($0.15)       ($0.18)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING,
   assuming full dilution                       1,231,540     1,231,540

         JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Three Months Ended
                                                         December 31,
                                                       1996         1995
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                                  $ (186,266)  $ (215,983)
 Adjustments to reconcile net (loss) income to net
  cash provided by (used for) operating activities
   Provision for losses on accounts
    and notes receivable                                7,500          -
   Depreciation and Amortization                       16,124       57,976
   Loss on sale of assets                              40,712       72,784
   Changes in assets and liabilities:
    Accounts receivable, net                          (12,559)       4,525
    Inventories                                        10,987        5,968
    Other current assets                               (1,409)       2,801
    Security deposits                                 (11,310)       1,199
    Accounts payable                                   82,833        6,992
    Franchise and lease deposits                       15,000       12,551
    Accrued professional fees                          20,366       14,747
    Accrued other                                      22,436       23,015

Net cash used for operating activities                  4,414      (13,425)

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                      (450)      (5,932)
 Proceeds from sale of property and equipment           9,800       12,000

Net cash used for investing activities                  9,350        6,068

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayments of long-term debt                         (16,538)     (11,293)
 Repayments of capital lease obligations               (1,276)      (1,125)
 Payments received on notes receivable                  4,870        9,309

Net cash used for financing activities                (12,944)      (3,109)

NET DECREASE IN CASH                               $      820   $  (10,466)

CASH, beginning of period                          $    2,090   $  497,436

CASH, end of period                                $    2,910   $  486,970

SUPPLEMENTAL DISCLOSURES:
 Interest paid                                     $   13,845   $   14,143

                 JAKE'S PIZZA INTERNATIONAL, INC.

                  NOTES TO FINANCIAL STATEMENTS

     The interim condensed financial statements included herein reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented, which adjustments are of a normal recurring nature.

     There are no other notes attached to these interim financial statements since there have been no other material changes which would require additional disclosures from those included in the Company's 1996 audited financial statements filed on Form 10-KSB.

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The increase in accounts and notes receivable at December 31, 1996 compared to September 30, 1996 is due to slower collectability of accounts and notes receivables due to a significant number of franchises that are experiencing cash flow restraints due to a weak operation. The Company is currently working with these franchises to improve their operations, strengthen their cash position and enable them to pay their current obligations.

     The increase in accounts payable and other accrued current liabilities is due to slower payment due to the Company's operational cash flow shortages which results from the inability of a significant portion of the franchises to pay their obligations as previously discussed. The Company paid its proposed settlement to its unsecured creditors in January, 1997 from the proceeds from the sale of its office/warehouse. The Company paid $90,678 to settle $362,711 of its unsecured debts. This amount was revised from the initial estimate of $470,965 primarily for two of the Company's unsecured creditors who did not accept the proposed settlement.

     The increase in franchise deposits is from a new franchisee in the metropolitan St. Louis, Missouri area. This franchisee opened for business during the first week of February, 1997.

     The decrease in building and improvements and equipment is related to the sale of the Company's office/warehouse. The Company sold warehouse equipment from its discontinued distribution business and has written-off other various warehouse assets that the Company could not sell or utilize in its new offices.

     Although the Company has significantly streamlined its operations reducing its operational costs, the Company continues to search for additional financing to help the Company's liquidity problem. This liquidity problem is due to the Company's shortfall of operating and paying franchises it needs believes that it will need 65 to 70 healthy operating franchised restaurants to bring the Company to a breakeven cash flow. As of January 31, 1997 the Company has 48 franchises of which a significant portion cannot meet their obligations for various reasons, including cash flow restraints due to a weak franchise operation. The Company is in the process of selling its two Company-owned stores and equipment the Company holds in inventory to help fund the Company's short-term cash flow needs.

     The Company is currently obligated under several leases, including two leases for Company-owned Jake's Pizza restaurants as well as leases for space utilized by franchisees of Jake's Pizza restaurants. The terms of the leases range up to six years, with the last lease expiring in 2000. The leases utilized by the franchisees are sub-leased to those franchisees under the same terms as the original lease.

Results of Operations

     Total revenues for the first quarter ending December 31, 1996 decreased $679,616 compared to the prior first quarter ending December 31, 1995. The decrease in revenues was primarily attributable to the discontinuance of the distribution business on June 16, 1996 as part of the reorganization of the Company. The Company currently has an agreement with a local distributor to provide the franchisees with all the necessary food and supply products for the franchisees to operate their businesses. The Company receives a rebate on the sales to the franchisees from the distributor which is reflected as rebate income in the Consolidated Statements of Operations.

     Advertising royalties decreased due to the suspension, for a period of six months, of the current monthly advertising fee that most of the franchisees are to contribute to an advertising fund beginning with the September, 1996 advertising fee. The suspension of advertising fees does not directly impact the cash flows of the Company's operations since any amounts collected for the advertising fund would be used only to finance additional advertising.

     The Company's total cost of sales decreased 86.2% during the period ending December 31, 1996 compared to the period ending December 31, 1995. This decrease is also primarily attributable to the discontinuance of the Company's distribution business in June, 1996. The cost of store sales as a percentage of store sales increased to 94.0% for the period ending December 31, 1996 compared to 85.0% for the period ending December 31, 1995. This increase was due to operational inefficiencies and managerial problems at the Company-owned stores, which have been corrected.

      Operating and administrative expenses decreased 30.3% for the three month period ending December 31, 1996 compared to the three month period ending December 31, 1995. This decrease was and the downsizing of the Company. This decrease was offset by operational inefficiencies at the Company-owned stores, rents paid on one closed franchisees lease which the Company is obligated under and on its closed joint venture restaurant in Placentia, California and continued legal fees related to collections of accounts and notes receivables from closed franchises. Additionally, the Company continues to accrue expenses for the prior President and Chief Executive Officer under his related severance, consulting and non-compete agreement.

     Other income and expense decreased for the period ending December 31, 1996 compared to the period ending December 31, 1995 due to lower interest expense resulting from the payment of the Company's line of credit in March, 1996 offset by a lower amount of interest income earned on lower invested cash balances at December 31, 1996 compared to December 31, 1995. Other income and expense also decreased due to a lower loss on sale of assets. The loss on sale of assets at December 31, 1996 was due to the sale of warehouse equipment used in the Company's discontinued distribution business and the write-off of various assets related to the sale of the Company's office/warehouse.

     The net loss for the first quarter ending December 31, 1996 was $186,266, or a loss of $.16 per share compared to a loss for the first quarter ending December 31, 1995 of $215,983, or a loss of $.19 per share. This decrease in the net loss and net loss per share for the first quarter of fiscal 1997 primarily reflects
the effects of the Company's reorganization.   Management
believes that it has positioned the Company with plans that will grow the Company while significantly reducing the losses of the Company.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          None.

                           SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JAKE'S PIZZA INTERNATIONAL, INC.
(Registrant)

By:  /s/ John S. Flowers                  Date: February 14, 1997
     John S. Flowers,
     President and Chairman of the Board