Form 10QSB
period 1997-03-30
JAKES PIZZA INTERNATIONAL INC
filed 1997-05-15
CIK 904148

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997

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


              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,231,540 shares of common stock, $.01 par, as of April 30, 1997.

Transitional Small Business Disclosure Format (check one): Yes   No  X

               JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS

                                                      March 31,   September 30,
                                                        1997          1996
ASSETS
CURRENT ASSETS:
Cash                                                $       728 $        2,090
Accounts receivable, net of allowance for doubtful
   accounts of $172,578 and $89,359, respectively       223,527        294,489
Inventories                                              70,605         32,945
Notes receivable-current portion, net of allowance for
   uncollectable notes of $54,944 and $43,078,
   respectively                                          23,609         76,863
Other current assets                                     11,223         17,833

   Total current assets                                 329,692        424,220

PROPERTY AND EQUIPMENT (at cost):
Buildings and improvements                               77,856        192,440
Equipment                                               232,557        421,151
Furniture and fixtures                                   15,040         67,747
                                                        325,453        681,338

Less - Accumulated depreciation                         132,632        250,915

   Net property and equipment                           192,821        430,423


ASSET HELD FOR SALE                                         -          732,148

OTHER ASSETS:
Intangible assets, net of accumulated
   amortization of $42,500 and $32,500, respectively     37,500         47,500
Security deposits                                        57,755         47,587
Notes receivable - net of current portion               140,168        167,479

   Total other assets                                   235,423        262,566

   Total assets                                     $   757,936 $    1,849,357

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Notes payable, current portion -
   Related party                                         16,000         16,000
   Mortgage                                                 -           21,120
   Other                                                 57,529         57,235
Capital lease obligation                                  5,757          8,346
Accounts payable                                        261,730        426,246
Franchise deposits                                          -              -
Accrued professional fees                               152,092        188,877
Accrued - other                                          33,974         31,584

   Total current liabilites                             527,082        749,408

LONG-TERM DEBT:
Notes payable, net of current portion -
   Related party                                        100,000        116,000
   Mortgage                                                 -          565,879
   Other                                                 23,523         34,684
LEASE DEPOSITS                                           32,621         32,621

Total long-term debt and other long-term obligations    156,144        749,184

SHAREHOLDERS' EQUITY:
Common stock, $.01 par value, authorized
   9,000,000 shares, issued and outstanding
   1,231,540 and 1,176,540, respectively                 12,315         12,315
Paid-in capital                                       3,532,947      3,532,947
Deficit                                              (3,470,552)    (3,194,497)

   Total stockholders' equity                            74,710        350,765

   Total liabilities and stockholders' equity       $   757,936 $    1,849,357

                  JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                      Three Months Ended    Six Months Ended
                                          March 31,             March 31,
                                        1997       1996       1997       1996
REVENUES:
Distribution sales                  $      -   $  650,362 $      -   $1,380,233
Franchise royalties                     88,047     60,230    183,194    140,828
Advertising royalties                      -       20,009        -       46,399
Franchise fees                          18,000     52,500     18,000     82,500
Rebate income                           31,490        -       67,469        -
Store sales                             89,263     36,224    184,918     75,762

Total revenues                         226,800    819,325    453,581  1,725,722

COST OF SALES:
Cost of distribution sales                 -      521,059        -    1,136,752
Cost of store sales                     64,094     33,437    153,984     67,042

Total cost of sales                     64,094    554,496    153,984  1,203,794

Gross profit and service revenues      162,706    264,829    299,597    521,928

OPERATING AND ADMINISTRATIVE EXPENSES:
Store operations                        36,952     33,278     84,435     52,936
Distribution and franchise operations      -       23,652        -       45,725
Selling, general and
   administrative expenses             355,493    432,102    574,690    773,078
Loss on impairment of assets            80,050        -       80,050        -

Total operating and administrative
   expenses                            472,495    489,032    739,175    871,739

Loss from operations                  (309,789)  (224,203)  (439,578)  (349,811)

OTHER INCOME (EXPENSE):
Interest income                          2,672      5,442      4,780     10,251
Interest expense--
   Related party                        (2,062)    (2,720)    (4,782)    (5,440)
   Other                               (15,065)   (27,363)   (30,218)   (47,043)
Loss on sale of assets                 (40,204)       -      (80,916)   (72,784)
Settlement expense                         -      (20,775)       -      (20,775)

Total other income (expense)           (54,659)   (45,416)  (111,136)  (135,791)

NET LOSS, before extraordinary gain $ (364,448)$ (269,619)$ (550,714)$ (485,602)

EXTRAORDINARY GAIN,
   net of taxes of $0                  274,659        -      274,659        -

NET LOSS                            $  (89,789)$ (269,619)$ (276,055)$ (485,602)

NET LOSS PER SHARE,
   before extraordinary gain            ($0.30)    ($0.24)    ($0.46)    ($0.43)

EXTRAORDINARY GAIN PER SHARE             $0.22        -        $0.23        -

NET LOSS PER COMMON SHARE               ($0.07)    ($0.24)    ($0.23)    ($0.43)

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING SHARES                 1,231,540  1,130,707  1,204,040  1,139,873

NET LOSS PER COMMON SHARE,
   assuming full dilution               ($0.07)    ($0.22)    ($0.22)    ($0.39)

WEIGHTED AVERAGE NUMBER OF OUTSTANDING
   SHARES, assuming full dilution    1,231,540  1,231,540  1,231,540  1,231,540

         JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                             March 31,
                                                          1997       1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                                     $ (276,055)$ (485,602)
   Adjustments to reconcile net income/(loss) to net
      cash provided by (used for) operating activities
         Provision for losses on accounts and
            notes receivable                             136,627     75,000
         Depreciation and amortization                    28,995    115,575
         Extraordinary Gain                             (274,659)       -
         Loss on impairment of assets                     80,050        -
         Loss on sale of assets                           80,916     72,784
         Changes in assets and liabilities:
            Accounts receivable, net                     (14,071)   (39,501)
            Inventories                                   10,076     59,840
            Other current assets                           6,610     (5,204)
            Security deposits                            (10,168)      (131)
            Accounts payable                              27,189    (40,116)
            Franchise and lease deposits                     -      (34,949)
            Accrued professional fees                        (63)    16,705
            Accrued other                                  2,390     (6,960)

   Net cash used for operating activities               (202,163)  (272,559)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                     (1,515)    (6,497)
   Gross Proceeds from sale of property and equipment    789,800     12,000

   Net cash provided from investing activities           788,285      5,503

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of bank line-of-credit                          -     (193,943)
   Repayments of long-term debt                         (597,866)   (21,291)
   Repayments of related party long-term debt            (16,000)       -
   Repayments of capital lease obligations                (2,589)    (1,125)
   Payments received on notes receivable                  28,971     11,993

   Net cash used for financing activities               (587,484)  (204,366)

NET DECREASE IN CASH                                  $   (1,362)$ (471,422)

CASH, beginning of period                             $    2,090 $  497,436

CASH, end of period                                   $      728 $   26,014

SUPPLEMENTAL DISCLOSURES:
   Interest paid                                      $   37,088 $   29,371

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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The net decrease in accounts receivable reflect additional charges to the reserve for uncollectible accounts. Accounts receivable before bad debt charges increased $14,071. This increase is due primarily due to a significant number of franchises that are experiencing cash flow restraints due to a weak operation. The Company is currently working with these franchises to improve their operations, strengthen their cash position and enable them to pay their current obligations. Notes receivable also decreased due to an additional charges to the reserve for uncollectible notes as well as collection of $28,971 in payments. The increase in inventories reflect the addition of equipment and related costs, which was removed from a closed Company store and is now held in inventory. The Company intends to sell this equipment to a new franchisee.

     The decrease in building and improvements and equipment is primarily related to the sale of the Company's office/warehouse. The Company sold warehouse equipment from its discontinued distribution business and has written-off other various warehouse assets that the Company could not sell or utilize in its new offices. Additionally, the Company has written down the value of its assets at its restaurant in Ft. Lauderdale, Florida to their net realizable value. This charge is classified as a loss on impairment of assets in the Company's Consolidated Statement of Operations for the period ending March 31, 1997.

     The decrease in accounts payable and professional fees is due to the payment to several creditors who accepted the Company's settlement. The Company paid its proposed settlement to its unsecured creditors in January, 1997 from the proceeds from the sale of its office/warehouse. The Company paid $91,552 to settle $366,211 of its unsecured debts. This amount was revised from the initial estimate of $470,965 primarily for two of the Company's unsecured creditors who did not accept the proposed settlement.

The decrease in notes payable and related notes payable is due to the payoff of the mortgage from the sale of the Company's office/warehouse in January, 1997 and payment of $16,000 to a related-party as part of an agreement to defer the payment of the remaining $100,000 of the original $116,000 related-party note.
A new three year note payable was signed under the same terms and interest rate as the original note. Interest is to be paid quarterly at 8% per year with a balloon payment of $100,000 at maturity.

     Although the Company has significantly streamlined its operations reducing its operational costs, the Company continues to search for additional financing to help the Company's liquidity problem. This liquidity problem is due to the Company's shortfall of operating and paying franchises it needs to operate with a positive cash flow. Management currently believes that it will need approximately 65 healthy operating franchised restaurants to bring the Company to a breakeven cash flow. As of April 30, 1997 the Company has 42 franchises of which a significant portion cannot meet their obligations for various reasons, including cash flow restraints due to a weak franchise operation. The Company is in the process of selling its two Company-owned stores and equipment the Company holds in inventory to help fund the Company's short-term cash flow needs.

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

Results of Operations

     Total revenues for the six months and three months ending March 31, 1997 decreased $1,272,141 and $592,525, respectively, compared to the six months ending and three months ending March 31, 1996. The decrease in revenues was primarily attributable to the discontinuance of the distribution business on June 16, 1996 as part of the reorganization of the Company. The Company currently has an agreement with a local distributor to provide the franchisees with all the necessary food and supply products for the franchisees to operate their businesses. The Company receives a rebate on the sales to the franchisees from the distributor which is reflected as rebate income in the Consolidated Statements of Operations. The decrease in revenues also reflects reduced franchise fees due to the opening of fewer franchises in the comparable periods. Store sales increased due to one more Company-owned store operating during the first six months of fiscal 1997.

Advertising royalties decreased due to the suspension, for a period of six months, of the current monthly advertising fee that most of the franchisees are to contribute to an advertising fund beginning with the September, 1996 advertising fee. As of March
1, 1997, the Company decided to continue the suspension of advertising fees for an indefinite period. The suspension of advertising fees does not directly impact the cash flows of the Company's operations since any amounts collected for the advertising fund would be used only to finance additional advertising.

     The Company's total cost of sales decreased 87.2% during the six month period ending March 31, 1997 compared to the same period ending March 31, 1996. The Company's total cost of sales decreased 88.4% during quarter ending March 31, 1997 compared to the quarter ending March 31, 1996. This decrease for the and six months and quarter is primarily attributable to the discontinuance of the Company's distribution business in June, 1996. The cost of store sales as a percentage of store sales decreased during the six months and quarter ending March 31, 1997 compared to the same periods ending March 31, 1996.
This decrease is due to an improved operational efficiencies and managerial changes at the Company-owned stores.

      Total operating and administrative expenses decreased 15.2% for the six month period ending March 31, 1997 compared to the six month period ending March 31, 1996. For the quarter ending March 31, 1997 total operating and adminstrative expenses decreased 3.4% from the quarter ending March 31, 1996. This decrease was due to the discontinuance of the distribution business and the downsizing of the Company. This decrease was offset by an increase in selling, general and administrative expense which was attributible to additional reserves for uncollectible accounts and notes receivable of $136,627 and a $80,050 charge for the write-down of assets, at the Company's closed Ft. Lauderdale, Florida restaurant, to their net realizable value. Additionally, the Company continues to accrue expenses for the prior President and Chief Executive Officer under his related severance, consulting and non-compete agreement.

     Other income and expense decreased 18.2% for the six month period ending March 31, 1997 compared to the period ending March 31, 1996 due to lower interest expense resulting from the payment of the Company's line of credit in March, 1996 and payment of the mortgage in January, 1997 offset by a lower interest income earned on lower invested cash balances at March 31, 1997 compared to March 31, 1996. The loss on sale of assets at December 31, 1996 was due to the sale of warehouse equipment used in the Company's discontinued distribution business and the write-off of various assets related to the sale of the Company's office/warehouse.

     The extraordinary gain of $274,659 in the quarter ending March 31, 1997 was due to the settlement with several of the Company's creditors. The Company and these creditors agreed to settle $366,211 of unsecured debts for $91,552 as payment in full for the unsecured debts. The Company paid the creditors in January, 1997 with the proceeds from the sale of its office/warehouse.

     The net loss, before extraordinary gain, for the six months ending March 31, 1997 was $550,714, or a loss of $.46 per share, compared to a net loss for the six month period ending March 31, 1996 of $485,602, or a loss of $.43 per share. For the quarter ending March 31, 1997 the net loss, before extraordinary gain, was $364,448, or a loss of $.30 per share versus a net loss of $269,619, or a loss of $.24 per share for the quarter ending March 31, 1996. This increase in the net loss and net loss per share for the six months and quarter ending March 31, 1997 primarily reflects higher charges to the reserve for uncollectible accounts and notes receivable compared to the prior year, the loss on impairment of assets, and the loss on the sale of assets related to the sale of the office/warehouse in January, 1997. These additional expenses were partially offset by the effects of the Company's reorganization efforts.

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

(Registrant) JAKE'S PIZZA INTERNATIONAL, INC.

By:  /s/ John S. Flowers               Date: May 15, 1997
     John S. Flowers,
     President and Chairman of the Board