Form 10QSB
period 1997-06-30
JAKES PIZZA INTERNATIONAL INC
filed 1997-08-14
CIK 904148

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997

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

              APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
1,231,540 shares of common stock, $.01 par, as of July 31, 1997.

Transitional Small Business Disclosure Format (check one):  Yes
      No   X

                        JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEETS

                                                       June 30,   September 30,
                                                         1997          1996
ASSETS
CURRENT ASSETS:
 Cash                                               $     18,323  $      2,090
 Accounts receivable, net of allowance for doubtful
   accounts of $188,958 and $89,359, respectively        206,864       294,489
 Inventories                                              37,141        32,945
 Notes receivable -  current portion net of allowance
   for uncollectable notes of $48,574 and $43,078,
   respectively                                           31,751        76,863
 Other current assets                                      6,885        17,833

   Total current assets                                  300,964       424,220

PROPERTY AND EQUIPMENT (at cost):
 Buildings and improvements                               44,925       192,440
 Equipment                                               164,238       421,151
 Furniture and fixtures                                   15,040        67,747
                                                         224,203       681,338

 Less - Accumulated depreciation                         119,585       250,915

   Net property and equipment                            104,618       430,423


ASSET HELD FOR SALE                                          -         732,148

OTHER ASSETS:
 Intangible assets, net of accumulated amortization
   of $47,500 and $32,500, respectively                   32,500        47,500
 Security deposits                                        45,936        47,587
 Notes receivable - net of current portion               121,868       167,479

   Total other assets                                    200,304       262,566

      Total assets                                  $    605,886  $  1,849,357

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Notes payable, current portion -
   Related party                                    $     16,000  $     16,000
   Mortgage                                                  -          21,120
   Other                                                  58,249        57,235
 Capital lease obligation                                  4,413         8,346
 Accounts payable                                        160,959       426,246
 Franchise deposits                                          -             -
 Accrued professional fees                               172,552       188,877
 Accrued - other                                          30,247        31,584

   Total current liabilites                              442,420       749,408

LONG-TERM DEBT:
 Notes payable, net of current portion -
   Related party                                         100,000       116,000
   Mortgage                                                  -         565,879
   Other                                                  17,795        34,684
LEASE DEPOSITS                                            32,621        32,621

 Total long-term debt and other long-term obligations    150,416       749,184

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value, authorized
   9,000,000 shares, issued and outstanding
   1,231,540 and 1,176,540, respectively                  12,315        12,315
 Paid-in capital                                       3,532,947     3,532,947
 Deficit                                              (3,532,212)   (3,194,497)

   Total stockholders' equity                             13,050       350,765

Total liabilities and stockholders' equity           $    605,886 $  1,849,357

                    JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                   Three Months Ended     Nine Months Ended
                                         June 30,              June 30,
                                     1997       1996       1997       1996
REVENUES:
Distribution sales               $      -   $  596,194 $      -   $ 1,976,427
Franchise royalties                  85,326     70,889    268,520     211,717
Advertising royalties                   -       25,172        -        71,571
Franchise fees                          -       88,000     18,000     170,500
Rebate income                        30,979      5,057     98,448       5,057
Store sales                          72,686     42,666    257,604     118,428

Total revenues                      188,991    827,978    642,572   2,553,700

COST OF SALES:
Cost of distribution sales              -      545,534        -     1,682,286
Cost of store sales                  49,157     53,626    203,141     120,668

Total cost of sales                  49,157    599,160    203,141   1,802,954

Gross profit and service revenues   139,834    228,818    439,431     750,746

OPERATING AND ADMINISTRATIVE EXPENSES:
Store operations                     30,691     37,036    115,126      89,972
Distribution and franchise
   operations                           -       23,701        -        69,426
Selling, general and administrative
   expenses                         201,282    490,787    775,972   1,263,865
Loss on impairment of assets            -          -       80,050         -

Total operating and administrative
   expenses                         231,973    551,524    971,148   1,423,263

Loss from operations                (92,139)  (322,706)  (531,717)   (672,517)

OTHER INCOME (EXPENSE):
Interest income                       1,787      2,464      6,567      12,715
Interest expense--
   Related party                     (2,400)    (2,720)    (7,182)     (8,160)
   Other                             (2,509)   (10,349)   (32,727)    (57,392)
Minority interest                       -       31,299        -        31,299
Loss on sale of assets              (81,157)   (69,217)  (162,073)   (142,001)
Settlement expense                      -     (151,581)              (172,356)

Total other income (expense)        (84,279)  (200,104)  (195,415)   (335,895)

NET LOSS, before extraordinary
   gain                          $ (176,418)$ (522,810)$ (727,132)$(1,008,412)

EXTRAORDINARY GAIN, net of taxes
   of $0                            114,758        -      389,417        -

NET LOSS                         $  (61,660)$ (522,810)$ (337,715)$(1,008,412)

NET LOSS PER SHARE, before
   extraordinary gain                ($0.14)    ($0.44)    ($0.60)     ($0.88)

EXTRAORDINARY GAIN PER SHARE          $0.09        -        $0.32        -

NET LOSS PER COMMON SHARE            ($0.05)    ($0.44)    ($0.28)     ($0.88)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                    1,231,540  1,176,540  1,213,207   1,145,984

NET LOSS PER COMMON SHARE,
   assuming full dilution            ($0.05)    ($0.42)    ($0.27)     ($0.82)

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING, assuming full
   dilution                       1,231,540  1,231,540  1,231,540   1,231,540

                    JAKE'S PIZZA INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Nine Months Ended
                                                           June 30,
                                                      1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income/(Loss)                             $     (337,715)  $   (1,008,412)
Adjustments to reconcile net (loss) to net
cash provided by (used for) operating activities:
   Extraordinary gain                               (389,417)             -
   Provision for losses on accounts and
      notes receivable                               160,796          188,241
   Loss on sale of property, plant and equipment     158,473          142,127
   Loss on impairment of assets                       80,050              -
   Depreciation and amortization                      40,241          171,682
   Equipment inventory loss reserve                   30,000              -
   Non-cash settlement expense                           -            151,581
   Non-cash franchisee fees received                     -             (5,000)
   Changes in assets and liabilities:
      Accounts receivable, net                       (18,827)          68,382
      Inventories                                     17,940          127,254
      Other current assets                            10,948          (38,522)
      Security deposits                                1,651           (2,511)
      Accounts payable                                41,176          (30,515)
      Franchise and lease deposits                       -           (104,949)
      Accrued professional fees                       20,397           53,288
      Accrued other                                   (1,337)          (4,362)

Net cash used for operating activities              (185,624)        (291,716)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                    (1,515)        (104,341)
Gross Proceeds from sale of property
   and equipment                                     789,800           87,000

Net cash provided from investing activities          788,285          (17,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of bank line-of-credit                         -           (193,943)
Repayments of long-term debt                        (602,874)         (32,698)
Repayments of related party long-term debt           (16,000)             -
Repayments of capital lease obligations               (3,933)          (3,485)
Payments received from minority interest holders         -             40,364
Payments received on notes receivable                 36,379           33,657

Net cash used for financing activities              (586,428)        (156,105)

NET DECREASE IN CASH                          $       16,233   $     (465,162)

CASH, beginning of period                     $        2,090   $      497,436

CASH, end of period                           $       18,323   $       32,274

SUPPLEMENTAL DISCLOSURES:
   Interest paid                              $       39,054   $       75,231

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

Item 2.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

     The increase in cash at June 30, 1997 is primarily attributable to the timing of payments for payroll and related expenses and rent for the Company's office and Company-owned store.

     The net decrease in accounts receivable reflect additional charges to the reserve for uncollectible accounts. Accounts receivable before bad debt charges increased $18,827. This increase is primarily due to a significant number of franchises that are experiencing cash flow restraints due to a weak operation. The Company is currently working with these franchises to improve their operations, strengthen their cash position and enable them to pay their current obligations.

     Notes receivable also decreased due to an additional charges to the reserve for uncollectible notes as well as collection of $36,379 in payments. The increase in inventories reflect the addition of equipment and related costs, which was removed from a closed Company store and is now held in inventory. As of June 30, 1997, the Company has been unsuccessful in its attempts to sell a substantial portion of the used equipment held for sale in inventory and has written down the value of the equipment by $30,000. This charge to income was classified in the Company's Consolidated Statements of Income in selling, general and administrative expenses.

     The decrease in building and improvements and equipment is primarily related to the sale of the Company's office/warehouse. The Company sold warehouse equipment from its discontinued distribution business and has written-off other various warehouse assets that the Company could not sell or utilize in its new offices. Additionally, the Company has written down the value of its assets at its restaurant in Ft. Lauderdale, Florida to their net realizable value. This charge is classified as a loss on impairment of assets in the Company's Consolidated Statement of Operations for the nine month period ending June 30, 1997. The Company has written off the remaining balance of the assets at its restaurant in Ft. Lauderdale, Florida, and its Company-owned store in Chicago, Illinois. The Company was unable to sell these restaurants to satisfy its obligations to the landlords. Subsequently, the restaurants were repossessed by the respective landlords to satisfy the Company's obligations under default of the leases. These losses are classified in the Company's Statement of Income as a loss on sale of assets.

     The decrease in accounts payable and professional fees is due to the payment to several creditors who accepted the Company's settlement. The Company paid its proposed settlement to its unsecured creditors in January, 1997 from the proceeds from the sale of its office/warehouse. The Company paid $91,552 to settle $366,211 of its unsecured debts. This amount was revised from the initial estimate of $470,965 primarily for two of the Company's unsecured creditors who did not accept the proposed settlement. The Company reached a verbal agreement, in principle, for releases from a severance agreement and a consulting agreement from James J. Banks, a prior President and CEO, and from Samuel V.P. Banks, a prior officer and director, respectively. The written releases from the prior officers of the Company were not yet complete at the time of this filing.

     The decrease in notes payable and related notes payable is due to the payment of the mortgage from the sale of the Company's office/warehouse in January, 1997 and payment of $16,000 to a related-party as part of an agreement to defer the payment of the remaining $100,000 of the original $116,000 related-party note.
A new three year note payable was signed under the same terms and interest rate as the original note. Interest is to be paid quarterly at 8% per year with a balloon payment of $100,000 at maturity.

     As previously disclosed in a press release dated July 28, 1997, the Company's board of directors resigned effective July 22, 1997. The board of directors submitted their resignations since, due to the Company's financial difficulties, it could not obtain adequate directors and officers liability insurance coverage. The board, however, was not in disagreement with the direction or performance of the Company under the leadership of John Flowers, the Company's President, Chief Executive Officer and Chairman of the Board, when they tendered their resignations.

     Although the Company has significantly streamlined its operations reducing its operational costs, the Company continues to search for additional financing to help the Company's liquidity problem. This liquidity problem is due to the Company's shortfall of operating and paying franchises it needs to operate with a positive cash flow. Management currently believes that it will need approximately 65 healthy operating franchised restaurants to bring the Company to a breakeven cash flow. As of July 31, 1997 the Company has 39 franchises of which a significant portion cannot meet their obligations for various reasons, including cash flow restraints due to a weak franchise operation.

     The Company is currently obligated under several leases, including a lease for a Company-owned Jake's Pizza restaurant and a lease for the Company's office space as well as leases for space utilized by franchisees of Jake's Pizza restaurants. The terms of the leases range up to six years, with the last lease expiring in 2000. The leases utilized by the franchisees are sub-leased to those franchisees under the same terms as the original lease.

Results of Operations

     Total revenues for the nine months and three months ending June 30, 1997 decreased $1,911,128 and $638,987, respectively, compared to the nine months ending and three months ending June 30, 1996. The decrease in revenues was primarily attributable to the discontinuance of the distribution business on June 16, 1996 as part of the reorganization of the Company. The Company currently has an agreement with a local distributor to provide the franchisees with all the necessary food and supply products for the franchisees to operate their businesses. The Company receives a rebate on the sales to the franchisees from the distributor which is reflected as rebate income in the Consolidated Statements of Operations. Store sales increased due to one more Company-owned store operating during the first nine months of fiscal 1997.

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

     The Company's total cost of sales decreased 88.7% during the nine month period ending June 30, 1997 compared to the same period ending June 30, 1996. The Company's total cost of sales decreased 91.8% during the third quarter ending June 30, 1997 compared to the third quarter ending June 30, 1996. This decrease for the nine months and third quarter is primarily attributable to the discontinuance of the Company's distribution business in June, 1996. The cost of store sales as a percentage of store sales decreased during the nine months and third quarter ending June 30, 1997 compared to the same periods ending June 30, 1996. This decrease is due to improved operational efficiencies and managerial changes at the Company-owned stores.

      Total operating and administrative expenses decreased 31.8% for the nine month period ending June 30, 1997 compared to the nine month period ending June 30, 1996. For the third quarter ending June 30, 1997 total operating and administrative expenses decreased 57.9% from the third quarter ending June 30, 1996. The decreases in the nine month period and third quarter were primarily due to the discontinuance of the distribution business and the downsizing of the Company. This decrease was offset by an increase in selling, general and administrative expense which was attributable to additional reserves for uncollectible accounts and notes receivable of $160,796, a reserve for loss on equipment inventory of $30,000 in the third quarter of 1997 and a $80,050 charge for the write-down of assets, at the Company's closed Ft. Lauderdale, Florida restaurant, to their net realizable value.

     Other income and expense decreased 41.8% for the nine month period ending June 30, 1997 compared to the nine month period ending June 30, 1996. This decrease was primarily due to settlement expenses incurred in the prior year offset in part by additional losses on sale of assets in the current year from the sale of warehouse equipment used in the Company's discontinued distribution business, the write-off of various assets related to the sale of the Company's office/warehouse, and the repossession of the assets of two Company-owned restaurants. The Company's interest expense also decreased resulting from the payment of the Company's line of credit in March, 1996 and payment of the mortgage in January, 1997 offset by lower interest income earned due to lower invested cash balances.

     The extraordinary gain of $389,417 for the nine months ending June 30, 1997 was due to the settlement with several of the Company's creditors in January, 1997 and releases from a severance agreement and a consulting agreement from James J. Banks, a prior President and CEO, and from Samuel V.P. Banks, a prior officer and director, respectively. A verbal agreement for the releases from the severance agreement and consulting agreement was made in June, 1997 and a final signed agreement was not yet complete at the time of this filing.

     The net loss, before extraordinary gain, for the nine months ending June 30, 1997 was $727,132, or a loss of $.60 per share, compared to a net loss for the nine month period ending June 30, 1996 of $1,008,412, or a loss of $.88 per share. For the quarter ending June 30, 1997 the net loss, before extraordinary gain, was $176,418, or a loss of $.14 per share versus a net loss of $522,810, or a loss of $.44 per share for the quarter ending June 30, 1996. This decrease in the net loss and net loss per share for the nine months and quarter ending June 30, 1997 primarily reflects the discontinuance of the Company's distribution business and reorganization efforts offset by higher charges to the reserve for uncollectible accounts and notes receivable compared to the prior year and the loss on impairment and sale of various assets of the Company.

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

(Registrant)        JAKE'S PIZZA INTERNATIONAL, INC.

By:  /s/ John S. Flowers                Date: August 14, 1997
     John S. Flowers,
     President and Chairman of the Board